Form 10-K
period 1995-12-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1996-04-01
CIK 855567

                                          FORM 10-K
                             ---------------------------------
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C. 20549
                             ---------------------------------
MARK ONE
   X
- --------   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

- --------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 1995    Commission File Number 0-18581

                      RENAISSANCE CAPITAL PARTNERS, LTD.
            (Exact name of registrant as specified in its charter)

                  TEXAS                 75-2296301
(State of incorporation or organization) (I.R.S. Employer Identification No.)

             SUITE 210, LB 59,
       8080 NORTH CENTRAL EXPRESSWAY,
            DALLAS, TEXAS                                       75206
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code (214) 891-8294

         Securities Registered Pursuant to Section 12(b) of the Act:

                  Title of each class   Name of each exchange
                                        on which registered
                         None                   None
         Securities Registered Pursuant to Section 12(g) of the Act:
                        Limited Partnership Interests
                        Subscription Units of $100,000
                               (Title of class)
           -------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes (  X  )    No (      )

     Indicate  by check mark  if disclosure  by delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K.(     )

     State the aggregate market value of the voting stock held by non affiliates of the registrant.

     As of December 31, 1995, there were 128.86 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of
$100,000.   There  is no  market  in the  Units.    Based  on Unit  values  as
reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1995 is $9,533,553. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1995 is $392,285.

                                    PART I
ITEM 1.  BUSINESS.

    General Development of Business

     Renaissance Capital Partners, Ltd. (sometimes referred to as the "Registrant" or the "Partnership") is a Texas limited partnership, (organized as of July 31, 1989 with commencement of full operations on July 1, 1990), that has elected to operate as a business development company (sometimes referred to herein as a Business Development Company or a BDC ) under the Investment Company Act of 1940, as amended (the 1940 Act ). The Partnership raised net proceeds of approximately $12,100,000 in a private placement offering of Limited Partnership Units pursuant to Regulation D of the Securities Act of 1933, as amended, (the Securities Act ) and concurrently filed a registration statement regarding such units pursuant to Section 12g of the Exchange Act of 1934, as amended (the Exchange Act ). Upon closing of the offering, the Partnership commenced operations as a Business Development Company.

     The investment objective of the Partnership is to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the Debentures ) of small and medium size public companies ( Portfolio Companies ). The Partnership's stated goal is to achieve a 10% annual current return to the holders of limited partnership interests (the Interests ); provided, however, that such current return will be increased or decreased from time to time, dependent upon the actual operating results of the Partnership.

     Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, serves as the managing general partner (the Managing General Partner) and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Adviser Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with respect to the operations of the Partnership (the "Independent General Partners") (see Item 10. Directors and Executive Officers the Registrant").

     Generally, investments will be made in companies that have their common stock registered for public trading under the Exchange Act, or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the Partnership's investment ( Portfolio Investments ) in companies ("Portfolio Companies") generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. With one exception to date, each financing has been, and it is generally contemplated will continue to be, a direct placement with the Portfolio Company.

     Accordingly, while  such  common stock  of  a  Portfolio Company  may  be publicly traded, the common stock to be acquired by the Partnership is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act or after registration pursuant to the Securities Act.

     During 1995, the Partnership was solely  engaged in carrying forward  its
plan  of  business  operations.    Since  1990,  the  Partnership  has  no new
Portfolio Company investments.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Partnership  has  no industry  segments.    The Registrant  does  not
contemplate specializing in any particular industry but instead diversifies its investments in a variety of industries.


NARRATIVE DESCRIPTION OF THE BUSINESS

     The Registrant, as a Business Development Company under the 1940 Act, is engaged primarily in investments in convertible debentures of small and medium sized public companies.

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in eligible portfolio investments,YOU such being generally defined, as direct placements to qualifying companies and temporary investments in cash items pending other investments.
However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in Other Investments , that is, investments that do not qualify as eligible portfolio investments,YOU such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible portfolio companies or other investments as provided under the 1940 Act, the Registrant s funds are invested in Temporary Investments consisting primarily of money market funds which qualify as cash or cash equivalents.

     At December 31, 1995, the Registrant's investment assets were classified by amount as follows:

      Classification                      Cost                   Percentage
                                                               of Investments
       Eligible Portfolio Companies    $9,235,147                  90.23%

       Other Portfolio Companies        1,000,000                   9.77%


INVESTMENT OBJECTIVES

     The investment objective of the Partnership is to provide its Limited Partners with both current income and long-term capital appreciation.

     The Partnership seeks to provide current cash returns to investors through a priority distribution on each Limited Partner's Initial Capital

Subscription of current investment interest income (as defined in the Partnership's Restated Agreement of Limited Partnership) (the "Partnership Agreement") while providing opportunities for capital gains appreciation through appreciation in values of convertible debenture securities.

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. The initial distribution was at the rate of 2.5% of the Limited Partner's Initial Capital Subscription. Thereafter, at the discretion of the Managing General Partner, the distribution may be increased or decreased from time to time. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership. As the result of decreasing cash resources in 1995, the distributions to the limited partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

    Optionally, in addition to the quarterly distributions, the Managing General Partner may make distributions of realized gains or of securities that have appreciated in value.


GENERAL INVESTMENT POLICIES
    As  a  general  matter,  the  Partnership   has  considered,  and  it   is
contemplated will continue to consider, the following factors in deciding whether to make or to continue holding any investment :


     (i) Publicly-held Company - each Portfolio Company should be a company whose common stock is registered for public trading under the Exchange Act or that has made arrangements, satisfactory to the Partnership, for such registration so that such company meets this criteria at the time the Partnership acquires common stock upon conversion of the Debentures;

     (ii) Earnings History - the Partnership prefers the existence of a history of profitable operations or, alternatively, a reasonable expectation that with the contemplated use of the proceeds, the Portfolio Company's future operations will be conducted at a level of profitability and cash flow to satisfactorily service the Partnership's Debentures. Generally, debt repayment under the Debentures will be geared to the anticipated earnings ability of the Portfolio Company as contrasted to a proposed refinancing or sale of assets. Notwithstanding the foregoing, because of the diversity of investments to be considered, the Managing General Partner has not established fixed financial ratios (such as an earnings coverage, debt to worth, or current assets to current liabilities ratios) as investment criteria;

     (iii) Management - the Partnership will seek companies with competent senior managers and ideally, a vested interest in the equity growth of the company;

     (iv) Nature of the business and industry - the Partnership will seek companies that have a recognized market for their products or services in a stable or growing industry;

     (v) Management Involvement - the Partnership will seek companies that are willing to permit the Partnership to take a substantial equity position in the company and have representation on its board of directors. Generally, each Portfolio Company will be required to accept either a Partnership nominee or an advisory director to its board of directors;


     (vi) Lack of Investment Concentration - Portfolio Investments must generally be diversified as to both company and industry. As a general principle, no more than a range of 8% to 12% of the Portfolio Investments will be invested in any one Portfolio Company.

     The Registrant's nominees to the boards of directors of Portfolio Companies will generally be selected from among the officers of the Managing General Partner. When, in the discretion of the Managing General Partner, a suitable nominee is not available from among its officers, the Managing General Partner will select, as alternate nominees, outside consultants who have had prior experience as an independent outside director of a public company.


REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940


    The 1940 Act was enacted to regulate investment companies. In 1980, the 1940 Act was amended by the adoption of the Small Business Investment Incentive Act. The purpose of the amendments was to remove regulatory burdens on professionally managed investment companies engaged in providing capital to smaller companies. The Small Business Investment Incentive Act established a new type of investment company specifically identified as a Business Development Company as a way to encourage financial institutions and other major investors to provide a new source of capital for small developing businesses.


BUSINESS DEVELOPMENT COMPANY


     A BDC basically:

          (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies"), and in cash items pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies". These qualifications are:
               (A) it must be organized under the laws of a state or states,
               (B) it may not be an investment company (except for  a wholly owned Small Business Investment Company), and

               (C) it must generally fall into one of three following
                   categories:
                      (1) companies that do not have a class of securities registered on a national securities exchange or are listed on the Federal Reserve OTC margin list,
                      (2) companies that are actively controlled by the BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or
                      (3) it meets such other criteria as established by the SEC.

          (2) must be prepared to provide  "Significant Managerial Assistance"
              to such Portfolio Companies.    Significant  Managerial
              Assistance means, as to the Partnership:

               (A) any arrangement whereby the Partnership,  through its
                   officers,  employees, or General Partners, seeks to provide significant guidance concerning  management, operations,
                   objectives or policies of the Portfolio Company, or
               (B)  the exercise of a controlling influence over the Portfolio
                   Company.

     Therefore, the General Partners believe that Eligible Portfolio Companies are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.

     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.


      Further, while the 1940 Act allows a BDC to control a Portfolio Company, it will not be the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership will only provide managerial assistance, and will seek to limit its control position by requiring only that a designee of the Partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Partnership's general policies, the application of these policies will of necessity vary with each investment situation.


1940 ACT REQUIREMENTS


     The  BDC election  exempts the  Partnership from  some provisions  of the
1940  Act.   However, except  for those  specific provisions,  the Partnership will continue to be subject to all provisions of the 1940 Act not exempted, including the following:
      (1) restrictions on the Partnership from changing the nature of business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the Interests;
      (2) restrictions against certain transactions between the Partnership and affiliated persons;
      (3) restrictions on issuance of senior securities, such not being prohibited by the 1940 Act but being restricted as a percentage of capital;

      (4) compliance with accounting rules  and conditions as established by the SEC, including annual audits by independent accountants;
      (5) compliance with fiduciary obligations imposed under the 1940 Act;
      (6) requirement that the Limited Partners ratify the selection of the Partnership's independent public accountants and the approval of the investment advisory or similar contracts and amendments thereto; and
      (7) restrictions on purchases of Interests by the Partnership.



NON-QUALIFYING BDC INVESTMENTS

   Further, under the 1940 Act, the Partnership may only acquire qualifying and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of any proposed acquisition, less than 70% of the value of the Partnership assets consists of qualifying assets. Qualifying assets include, inter alia, financing for Eligible Portfolio Companies; follow-on financing to Portfolio Companies in which the BDC is a principal security holder; cash items; U.S. governmental securities; and high-quality, short-term debt securities.



INVESTMENT ADVISERS ACT OF 1940 AND INVESTMENT ADVISERS AGREEMENT

     The Managing General Partner is the investment adviser to the Registrant pursuant to the Investment Advisory Agreement, as amended on March 7, 1994 and ratified by a majority of the holders of Units on April 22, 1994 (the
 Investment Advisory Agreement ) and is registered as an investment adviser under the Advisers Act, subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices. While the Advisers Act generally restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.


     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets, provided, however that to the extent any portion of such fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized, In addition, the Managing General Partner is entitled to receive an incentive fee ( Incentive Fee ) in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their
Initial Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.50%) of the initial limited partnership contributions and is entitled to receive quarterly fees thereafter  qual  to  0.5%  of  Net  Assets,  as  defined  in the  Partnership
Agreement. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner elected to calculate the quarterly fees based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $219,000 greater than the cumulative fee charged.


     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having been approved by the majority of the outstanding voting securities, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of either the Independent General Partners or of the Interests; may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the Interests; and shall terminate automatically in the event of assignment. The Managing General Partner has agreed that the Partnership Agreement and the Investment Advisory Agreement shall constitute the Partnership's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.


     The Investment Advisory Agreement, which incorporates the material investment advisory terms of the Partnership, was approved by the General Partners of the Partnership and ratified by the Limited Partners at the annual meeting of the Limited Partners held April 26, 1991. The Independent General Partners have approved the extension of such agreement on an annual basis through the current fiscal year and until the meeting of Limited Partners to be held in 1996.




PARTNERSHIP TERM


    The Partnership Agreement provides for an eight (8) year term from the final closing of the initial offering subject to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to three (3) additional one-year periods. The initial term is until June 30, 1998.




PARTNERSHIP INVESTMENTS
     As of December 31, 1995, the Partnership held seven (7) active Portfolio Investments in Companies, six (6) of which meet the criteria of investments in Eligible Portfolio Companies and one which did not.

BIOPHARMACEUTICS, Inc.  (BPH) (ASE)


     On September 12, 1991, the Partnership invested $300,000 in a 12.5% convertible debenture issued by Biopharmaceutics, Inc. ("Biopharmaceutics") of Bellport, New York as the first disbursement under a $1,000,000 loan agreement pursuant to which the Registrant had the option to invest an additional $700,000 subject to certain conditions. On January 31, 1992, the second disbursement of $350,000 was completed and the final disbursement of $350,000 was completed on June 15, 1992.


     Biopharmaceutics is a manufacturer and distributor of generic drugs and other pharmaceutical products.


     Interest is payable quarterly. The debentures are non-callable for three years, provide for quarterly principal installments commencing on October 1, 1994, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1998.


     At the option of the Registrant the Debenture is convertible at any time into Biopharmaceutics common stock at the lesser of $0.25 per share or 80% of the bid price per share averaged over the twenty trading days immediately prior to the date of exercising the right to convert. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after April 1, 1994, with at least one such registration at Biopharmaceutics expense.


     Pursuant to a letter agreement dated December 22, 1994, the Partnership waived defaults by Biopharmaceutics under the loan agreement through April 1, 1995, and agreed to convert a portion of its Debentures ($120,000) into common stock (480,000 shares). The Agreement also provided for the roll up of interest due on or before December 31, 1995, in the amount of $130,982 into a 10% term note.



     As a  result of Biopharmaceutics being  delisted from the American  Stock
Exchange, the transactions outlined in this letter agreement were never consummated; and accordingly, no note was received for accrued interest, nor was any portion of the debentures converted into common stock of the Company during 1995.


     At December 31, 1995, Biopharmaceutics was in arrears in interest payments to the Partnership in the aggregate amount of $279,121. Pursuant to
a  letter   dated  February  9,  1996,  the  Partnership  waived  defaults  by
Biopharmaceutics under Sections 5.01(a)(5), 5.01(a)(6) 2.05(a) and 7.01 of the Loan Agreement that have occurred prior to February 28, 1996. Further, the Partnership waived defaults under Article VII of the Loan Agreement, Covenants of Maintenance of Financial Ratios, that occurred to April 1, 1996. Renaissance s waiver was conditioned upon the revision in the conversion clause of the Debenture whereby the conversion price was modified to the lesser of $0.25 or 80% of the bid price per share averaged over the twenty days immediately prior to the date of exercising the right to convert. Such conversion price will be set for each conversion individually if more than one is made.


     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, has been elected to the Board of Directors of Biopharmaceutics as the Partnership s Director Designee.


     This investment is not classified as an Eligible Portfolio Investment because the Biopharmaceutics common stock was listed on the American Stock

Exchange.


CEL COMMUNICATIONS, INC.  (CELC)

     On June 14, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by CEL Communications, Inc. ("CEL") of New York, New York. On January 16, 1992, a $250,000 follow-on investment in a like convertible debenture was made. On May 17, 1993, an additional $325,000 follow-on investment in a like convertible debenture was made. The investments are secured by a lien against substantially all of the assets of the Company. On August 18, 1994, CEL filed a petition in the United State Bankruptcy Court, Southern District of New York, for reorganization pursuant to Chapter II.

     In connection with this action, the Partnership has provided $245,000 in 1994, and $240,000 in 1995 for an aggregate of $485,000 in post-petition financing to the Company and has agreed to provide an additional $55,000 if needed to pay legal and administrative costs.

     Interest is payable quarterly. The debentures are non-callable for three years, provide for quarterly principal installments commencing on July 1, 1994 which installments will amortize approximately one/half of the principal with the balance due at maturity on July 1, 1998. At the option of the Registrant, the Debenture is convertible at any time into CEL common stock at $1.00 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after July 1, 1994, at least one such registration at CEL s expense.

     CEL is the owner of a library of historic film footage covering significant people and events of the 20th Century and is engaged in utilizing and leasing such footage for television production and educational purposes. Its most significant assets is a production titled Video "Encyclopedia of the 20th Century" ("VETC"), which is an indexed compilation of significant events of the past years.

     At December 31, 1995, CEL was in arrears in interest payments to the Partnership in the aggregate amount of $755,838. For prior years and during 1994, CEL experienced significant operating losses and cash flow problems related to its television production activities. In 1994, the Company obtained short term working capital loans from individual investors, which it intended to repay from other long term financing. However because of the losses and because of production copyright litigation regarding a number of production activities and regarding the use of the VETC for video reproduction, the Company was not able to restructure its obligations. During 1994, Mr. Peter Collins was appointed as the new Chairman, President and Chief Executive Officer of the Company. Thereafter, it was determined to cease television programming and to limit production to contracted work. Further, a determination was made by the Company, with the agreement of the Partnership, that a Chapter II reorganization was a favorable venue in which to resolve these matters. Following this action, the Company has begun negotiations with its litigant adversaries seeking to resolve the disputes and to develop a plan of reorganization. An Agreement has been structured and approved by the court. The Company is seeking additional financing as part of its reorganization plan.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, initially served as the Partnership's Director Designee to the board of directors of CEL. During 1994, Mr. Cleveland resigned from the board of directors of CEL and Elroy G. Roelke, Senior Vice President of the Managing General Partner, was elected to the vacated seat and now serves as the Partnership s Director Designee.


GLOBAL ENVIRONMENTAL CORP. (GLEN)

    On April 25, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by Global Environmental Corp. ("Global") of Plumsteadville, Pennsylvania. On December 31, 1992, a $350,000 follow-on investment in a like convertible debenture was made.

     Global is engaged in the design, manufacture and installation of bulk material handling and air pollution control systems. In addition, it produces utility truck bodies, airline louvers and associated equipment at its Danzer-Morrison division.

     During  1994,   the  Partnership  purchased  1,000  shares  of  Series  A
Cumulative Convertible Preferred Stock for $100,000.

     On December 31, 1994, the Partnership exchanged with Global its convertible debentures #1 issued by Global in the principal amount of $1,250,000 and its convertible debentures #2 issued by Global in the principal amount of $350,000 for the aggregate of 16,000 shares of the Series B Preferred Stock ($100 per share). The Series B Preferred Stock ranks parri passu in dividend and liquidation rights with Global s issued and outstanding Series A Preferred Stock. The holders of the Series B Convertible Preferred Stock are entitled to receive cumulative annual dividends in the amount of $10 per share which shall be payable quarterly. The holders of the Series B Preferred Stock are entitled to vote the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted into pursuant to the conversion feature. The holders of the Preferred stock have the right to elect the majority of the board of directors of Global if certain defaults occur under the preferred stock purchase agreement or if more than one-third of the Series B Preferred Stock remains outstanding after October 31, 1999. The holders of the Series B Preferred Stock shall have the right to convert their stock into Global's common stock initially at $0.50 per share. The $0.50 conversion price are be reduced downwards if Global fails to register the underlying common stock of the Series A and Series B Preferred Stock. The holders of the Series B Preferred Stock have certain anti-dilution rights.

     In addition, the Partnership agreed to exchange the accrued but unpaid interest on convertible debentures #1 and #2 through September 30, 1994 totaling $211,635 for a 10% term note in the like amount. The term note is due December 31, 1997, at which time any remaining principal and interest thereon shall be payable in full. Global may prepay the principal amount of the note, in whole or in part, without penalty or prepayment premium.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, has been elected to the board of directors of Global as the Partnership s Director Designee.


INTERNATIONAL MOVIE GROUP, INC.  (IMV)

    On April 2, 1991, the Partnership invested $1,500,000 in a 12% convertible debenture issued by International Movie Group, Inc. ("IMG") as part of a private placement of $10 million. IMG is engaged in the distribution of motion pictures, primarily outside the United States and Canada.

     In June 1994, IMG submitted to the bondholders a recapitalization plan in which the bondholders would convert to common stock under a formula in which the bondholders would own approximately 80% of the common stock. For the bondholders to convert, IMG would also have to raise $10 million in new equity. 85% of the bondholders agreed to this plan and gave IMG until January 1995 to complete the transaction. During this period, no interest was paid on the convertible debt.

     On January 30, 1995, IMG notified the bondholders that $6.5 million had been deposited in the escrow account but IMG was lacking the remaining $3.5 million.

     IMG was unable to raise the remaining $3.5 million of required equity. Accordingly the transaction was not completed and the escrow funds returned. IMG may have to be reorganized under a different formula or liquidated.

     IMG does have a substantial film library and other assets but the amount that could be realized are not known at this time. If the bondholders converted their convertible debentures to equity, the net worth of IMG would be about $15 million or approximately $.50 per share. The Independent General Partners and Managing General Partner, after reviewing the status of the Company established a 50% reserve and decreased the investment to
$750,000. This reserve may be increased or decreased depending upon the final reorganization plan.

     As of December 31, 1995, IMG is delinquent in interest payments to the Partnership aggregating $360,493.

     Russell   Cleveland,   Chairman,  President,   director   and   principal
shareholder, of the Managing General Partner, has been elected to the board of directors of the Company.


MAXSERVE INC. (MXSV)

     On May 23, 1991, the Partnership invested $500,000 in a 12.5% convertible debenture issued by MaxServ, Inc. ("MaxServ") of Austin, Texas as the first disbursement of a $1,000,000 loan agreement pursuant to which the Portfolio Company has the option to draw an additional $500,000 subject to certain conditions. On October 1 and on November 13, 1992, additional disbursements of $150,000 each were made in a like convertible debentures and the balance of the standby commitment was then terminated by agreement.

     MaxServ provides technical information and data-base services for Sears Roebuck & Co. electronic and white-goods appliance repairmen.

     In early March 1994, MaxServ demanded pursuant to the terms of the convertible debentures, that the Partnership convert its debentures to common stock. On March 31, 1994, the Partnership converted the entire principal amount of its debentures in the face amount of $800,000 into common stock at seventy-five cents ($0. 75) per share (1,066,667 shares). Immediately upon conversion, the Partnership sold 74,000 shares at $5.00 per share. On July
15, 1994, the Partnership sold an additional 400,000 shares in a private transaction for $4.50 per share. In 1995, the Partnership sold 10,000 shares of stock for $31,247 resulting in a gain of $23,747. An additional sale of 47,100 shares for $128,018 was concluded in February, 1996, at a gain of $92,693.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, resigned from the Board of Directors of MaxServ on July 15, 1994, and the Partnership no longer has a Director Designee.


MICROLYTICS, INC. (FORMERLY SELECTRONICS, INC.) (MYCX)


     On December 28, 1990, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by SelecTronics, Inc. ("SelecTronics") of Pittsford, New York. SelecTronics is engaged in the manufacture and development of hand-held linguistic devices and through its wholly owned subsidiary.


     The Debenture was convertible into SelecTronics common stock at $.40 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after March 31, 1994, at least one such registration at SelecTronic's expense.


     At December 31, 1993, SelecTronics was in default on its interest payment obligations and also was not in compliance with certain loan covenants in regards to maintenance of financial condition. However, during 1994, the Company substantially reduced its operating losses and negotiated the sale of its linguistic software products lines (spell-checkers, thesaurus, and foreign language translators) for cash, which actions enabled it to negotiate a substantial reduction in its secured bank debt obligation in return for a partial cash repayment, notes and stock warrants. In connection with these transactions, the Partnership agreed to exchange its debentures, including accrued interest thereon of $439,762, for a 6%
Convertible Preferred stock, convertible into common stock at $0.10 per share, retaining however, the stock registration rights.

     On September 8, 1994, the Partnership purchased 2,047,734 shares of common stock from an investor for $133,108 or $0.065 per share.


     The sales of the linguistic product lines represented a substantial change in the nature of business of the Company. Following the sale, the Company's principal product line consists of computer telephone directory systems which are being marketed under the tradename MicroPages . While the Company has been engaged in the development of this product line for more than one year, this is substantially a new business enterprise and marketing efforts have just recently been initiated.


     In that regard, in June of 1995, the Company received a capital infusion of $2.5 million from an affiliate of an investment banking firm, in exchange for the issuance of 31,250,000 shares of common stock. Effective December 18, 1995, the Company instituted a name change to Microlytics, Inc. (OTC:
MYCX) which the Company believes is more in tune with the change in the nature of its business. In 1996, the Chief Financial Officer resigned as the result of a disagreement with the President, subsequently, the President also resigned. A search for a new President and a new Chief Financial Officer is underway.

     Elroy G. Roelke, the Vice President, General Counsel, director and shareholder of the Managing General Partner, has been elected to the Board of Directors of Microlytics as the Partnership s Director Designee.



UNICO, INC.  (UICO)


     On December 31, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by UNICO, Inc. ("UNICO") of Oklahoma City,
Oklahoma. UNICO, through its wholly owned subsidiary, United Coupon Corporation, is engaged in franchising and production of direct mail advertising.


     Interest is payable quarterly. The debentures are non-callable for three years, provide for quarterly principal installments commencing on April 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on January 1, 1999. The Debenture is convertible into UNICO common stock at $.90 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after April 1, 1995, the Partnership is entitled to one such registration at UNICO s expense. In 1995, the Partnership made follow-on investments in the form of 10% convertible notes totaling $136,750. These notes are due October 1, 1997 and are convertible into common stock of the Company at a conversion price of $0.25 per share. In addition, in January 1996, an additional $12,250 was advanced, bringing total advances under these notes to $149,250.

     As of December 31, 1995, UNICO owed the Partnership $81,869 in unpaid interest.


     In a Standby Agreement executed in connection with the Company s debt restructuring, the Partnership agreed that all principal and interest payments due on its $1,250,000 Convertible Debentures be extended to June 30, 1997 and that UNICO shall make no payments of principal or interest prior to June 30, 1997 without prior consent of BancFirst. In addition, the Partnership tentatively agreed to exchange its $1,250,000 debenture plus accrued interest to March 31, 1996, in the amount of $118,858 for restructured debt of $456,286, Convertible Preferred Stock in UNICO of $456,286 and 1,825,144 shares of stock with an assigned cost of $456,286 representing a conversion rate of $0.25 per share. This conversion was made simultaneously with, obtaining a three year or granted extension of credit with the bank or asset base lender.

     During  1995,  UNICO   eliminated  most  of  the  Cal-Central   marketing
operations  and   consolidated  those  operations   with  the  United   Coupon
operations located in Virginia.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, has been elected to the Board of Directors of UNICO as the Partnership s Director Designee.



COMPETITION FOR INVESTMENTS


     The Registrant has completed 10 investments, of which 7 are currently outstanding. The Registrant does not contemplate a further active investment acquisition program.



PERSONNEL


     The Registrant has no direct employees but instead has contracted with the Managing General Partner pursuant to the Partnership Agreement and the Investment Advisory Agreement to provide all management and operation activities. The Managing General Partner currently employs eleven persons who are engaged in performing the duties and functions required by the Registrant. Because of the diversity of skills required, the Partnership cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Partnership.


     The Investment Adviser currently serves as general partner and manager to Renaissance Capital Partners II, Ltd. ("Renaissance II") and as the investment adviser to Renaissance Capital Growth & Income Fund III, Inc. ( Renaissance III ). Renaissance II, a BDC with investment objectives similar to those of the Partnership, has raised approximately $42,874,000 in capital through a registered offering for the sale of limited partnership interests. Renaissance II is not actively seeking additional investments. Renaissance III is also a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $39,352,000. As of December 31, 1995, Renaissance III has completed five investments totaling $12,948,546 and is actively seeking additional investment opportunities. In addition,
Renaissance Group is the parent of RenCap Securities, Inc., a registered Broker/Dealer. Renaissance Group and its subsidiary may, from time to time provide investment advisory services, management consulting services and investment banking services to other clients.

     No accurate data or estimate is available as to the percentage of time, individually or as a group, that will be devoted to the affairs of the Partnership. Initially, and while the Partnership funds were in the process of being invested, a majority of the staff time of Renaissance Group was employed in functions and activities of the Partnership. Thereafter, the officers and employees have and will devote such time as is required, in their sole discretion, for the conduct of business, including the provision of management services to Portfolio Companies. To the extent that such staff time is devoted to other activities, their activities may be in conflict with the requirements of the Partnership.



FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


     The Registrant does not contemplate making a substantial portion of its investments in foreign operations.




ITEM 2.  PROPERTIES.


     The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until December 31, 1997, in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement.


ITEM 3.  LEGAL PROCEEDINGS.

     Russell Cleveland, the Partnership s director designee for AFN, Inc., has been named in a lawsuit involving a third party's investment in AFN, Inc. Mr. Cleveland was named in his capacity as a director of AFN, Inc. The Partnership has an ongoing indemnification agreement with the Investment Advisor and Mr. Cleveland and the Independent General Partners have reviewed this matter and decided that it will honor this indemnification. As of December 31, 1995, the Partnership has incurred $41,307 in legal costs associated with defending this claim. Subsequent to year end, the United States District Court, District of Oregon, dismissed the case. Plaintiffs have petitioned the Oregon Court to transfer the action to the Northern District of Texas and Mr. Cleveland has objected to such motion on the ground that the Oregon court has held that it does not have jurisdiction over Mr.
Cleveland and on the further ground that the Oregon court has already dismissed the action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES.
TRADING

     There is  no trading in  the Interests and no  established market exists.
Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.


NUMBER OF HOLDERS

     As of December 31, 1995, there were 191 beneficial holders of Interests; one holder of a Managing General Partner Interest; and two holders of Independent General Partners Interest.


DIVIDEND POLICY


     The Partnership Agreement provided for an initial distribution to be made to the Limited Partners in an amount equal to 2.5% of their Initial
Capital Subscription within 30 days after the end of the first quarter following closing of the offering, and thereafter, within 30 days of the end of each subsequent quarter, such distributions to be made at the discretion of the General Partners. It is the intention of the General Partners to generally distribute investment income net of expenses on a quarterly basis.


     Further, distributions of capital gains will be considered as realized or in the case of common stocks with appreciated value obtained upon conversion of debt securities, considered for distribution in kind. The determination of whether to make a distribution of realized capital gains or securities in kind shall be made at the discretion of the General Partners, subject to compliance with the Securities Act and the 1940 Act.

     The Independent General Partners receive no allocation of income and are not paid any distributions.

ITEM 6.  SELECTED FINANCIAL DATA.

     As of and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                                       1995            1994           1993           1992           1991
                                   -----------      ----------    ----------     ----------   -----------
   Gross Income (including
      realized gains)            $      63,379      $1,223,786      $974,862    $1,414,282     $1,334,487
   Net unrealized appreciation
      (depreciation) on investments(2,746,554)     (5,405,855)      1,242,405     4,907,337     2,302,175
   Net income (loss)               (3,111,266)     (4,667,513)      1,795,362     5,812,384     2,855,057
   Net Income (loss) per
      limited partnership unit        (23,903)        (35,859)        13,793         44,655        21,935
   Total assets                     10,595,667      13,449,030    19,560,581     18,907,096    14,255,034
   Distributions to limited partners    75,000       1,500,000        973,160     1,280,000       795,605
   Distributions per
      limited partnership unit             582          11,641         7,552          9,933         6,174

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The purpose of the Partnership is to provide growth capital to small and medium size public companies whose ability to service debt is sufficient to provide a quarterly return to the Limited Partners and whose growth potential is sufficient to provide opportunity for above average capital appreciation.



SOURCES OF OPERATING INCOME

     Generally, the major source of operating income for the Partnership is investment income, either in the form of interest on debt securities or dividends on stock. Investments are generally made in Portfolio Companies that do not pay dividends on their common stock. The Partnership has generally structured investments to obtain an interest return competitive with current long-term financing rates available from other sources.


     Further, the Partnership may, in some cases, receive placement fees, draw-down fees and similar types of income. It might also receive management fee income, although it may not generally require such for services for sitting on the board of directors of Portfolio Company.


     Generally, management fees received by the Managing General Partner (or its personnel) for services to a Portfolio Company will be paid to the account of the Partnership. The exception to this rule would apply to payments to the Managing General Partner or affiliate or designee thereof for unusual services performed for the Portfolio Company, which are unrelated to and not required by the Portfolio Investment in such Portfolio Company and that are beyond the Partnership's contemplated management assistance to
Portfolio Companies (i.e., beyond providing for director designees and limited consultation services in connection therewith). These payments would be made to the Managing General Partner or such other person only with the approval of the Independent General Partners based, in part, on the determination that payments for such services are no greater than fees for comparable services charged by unaffiliated third parties, and subject to limitations and requirements imposed by the 1940 Act.


     While it will be the general principle that the Managing General Partner and its officers and directors occupy a fiduciary relationship to the Partnership and shall not receive outside compensation or advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors are prohibited from receiving other income from non-conflicting sources.


     The Managing General Partner has formed other investment partnerships to make similar portfolio investments and may, in the future form additional similar investment funds. Specifically, in 1991, Renaissance Group formed Renaissance II and raised approximately $42,874,000 which resulted in investment funds, after expenses of the offering, of approximately $39,065,000. Renaissance II has completed 13 investments in the aggregate cost amount of approximately $32,229,000. In the spring of 1994, Renaissance Group formed Renaissance III which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $39,352,000 available for investment. As of December 31, 1995, Renaissance Capital Growth & Income Fund III, Inc. has made five investments, aggregating $12,949,000 and is actively seeking additional investment opportunities.


     The determination regarding the existence of a conflict of interest between these affiliated investment funds and the Registrant, and the resolution of any such conflict, shall vest in the discretion of the General Partners, subject to the requirements and restrictions of the 1940 Act.




QUARTERLY PAYMENTS TO LIMITED PARTNERS


     It is intended that cash payment from operations be made to all Limited Partners each quarter to provide them a cash return. Generally, this cash distribution will be made from net profits and investment income. However, in the event that net profits are not adequate from time to time, the quarterly distributions may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Partnership and such capital distributions are permitted by applicable partnership law and the 1940 Act.


     Such distributions are currently permitted under the Revised Texas Limited Partnership Act and under the 1940 Act, provided, that under the Revised Texas Limited Partnership Act, distributions cannot be made if Partnership assets are not sufficient to pay Partnership obligations and Limited Partners may be liable for the repayment of distributions if any are received in contravention of this restriction.


     Further, quarterly distributions may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The intention is to provide each Limited Partner a current return compatible with then present economic conditions.


     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter. A $75,000 distribution was made in the first quarter of 1995. A lack of liquidity in the Partnership, as discussed below, prevented further distributions in the last three quarters of 1995.


     To the extent that officers of the Managing General Partner are holders of Partnership interests they will be the recipient of such distributions.

OPTIONAL DISTRIBUTIONS OF OPERATING PROFITS AND CAPITAL GAINS


     In addition to the quarterly distributions, it is intended that, as the Partnership achieves operating profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains will be available for distribution to the Partners in cash or assets.


     So long as the Limited Partners have received distributions sufficient to provide them a cumulative simple annual return of at least ten percent (10%) on their Capital Contributions in the Units (the 10% Performance Base ), the Managing General Partner also will become eligible for capital gains performance distributions. The Managing General Partner's performance distribution on net capital gains ( Performance Distributions ) will be twenty percent (20%), once the Partnership's distributions to the Limited Partners exceed the 10% Performance Base.


     No  Performance  Distributions  shall  be paid  to  the  Managing General
Partner unless the Partnership has increased in value and such increase in value has been realized and is paid out to the Limited Partners or is distributed to the Limited Partners. Further, no Performance Distributions shall be paid to the Managing General Partner unless adequate provision has been made for any unrealized depreciation with respect to the Portfolio Investments and adequate reserves are established for payment of all obligations of the Partnership. Moreover, no Performance Distributions shall be paid to the Managing General Partner to the extent that, making such distributions would result in the Managing General Partners receiving cumulative Performance Distributions in excess of twenty percent (20%) of the cumulative net capital gains realized by the Partnership (net of realized capital losses and unrealized net capital depreciation) in accordance with the 1940 Act.


     The Performance Distributions cannot be adjusted without the consent of all of the Limited Partners, except if required by order of a regulatory agency.

LIQUIDITY AND CAPITAL RESOURCES


     In 1990, the Partnership raised initial capital in a private placement offering and after administrative and offering expenses, brokers' commissions and management fees had a net available capital for investments of $12,114,964.


     Pending selection of investments in Portfolio Investments, the Partnership's available capital was invested in U.S. government obligations. Thereafter in 1990 and 1991 investments were made in 10 separate Portfolio Companies with investment funds being obtained from reduction of the temporary investments. During the year 1990, the Partnership invested in two Portfolio Investments aggregating $2,750,000. During 1991, the Partnership made eight Portfolio Investments aggregating $7,856,000.


     During the year ended December 31, 1992, the Partnership sold one investment having a cost of $306,000 for a net consideration of $427,480, realizing a gain of $121,480; and received repayment in full of one investment loan in the face amount of $1,500,000. In addition in 1992, the Partnership funded follow-on investments to existing Portfolio Investments amounting to $1,600,000.


     During the year ended December 31, 1993, the Partnership made no sales of investments nor did it obtain any investment reductions. In addition, in 1993, the Partnership funded follow-on investments to existing Portfolio Investments amounting to $325,000.


     During the year ended December 31, 1994, the Partnership converted its investment in MaxServ to common stock and subsequently sold 474,000 shares of MaxServ having a cost of $355,500 for a net consideration of $2,169,997 realizing a gain of $1,814,497. Also during 1994 the Partnership wrote off its investment in AFN and realized a loss of $1,500,000. In addition in 1994, the Partnership funded follow-on investments to existing Portfolio Investments amounting to $345,000.


     For the year ended December 31, 1995, the Partnership sold 10,000 shares of MaxServ common stock for net proceeds of $31,247 realizing a gain of $23,747. In addition, the Partnership made follow-on investments to existing Portfolio investments amounting to $376,750.


     Cash distributions to Limited Partners amounted to $175,000, $1,600,000, $1,093,160, $1,210,000 and $674,465 in 1995, 1994, 1993, 1992 and 1991,
respectively, while cash provided by (used in) operating activities amounted to $192,073, $(108,379), $363,226, $901,668 and $586,605 in 1995, 1994, 1993,
1992 and 1991 respectively.


     The Partnership's other sources of available capital for investment will be interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, and director fees paid by Portfolio Companies to the Partnership's director designees (although it is likely that most of the Portfolio Companies will not pay director fees). Other sources of available capital include gains from capital transactions.


     As discussed above, generally the Portfolio Investments will have an initial fixed term of seven years, with payments of interest only for an initial term of three to five years. Further, Portfolio Investments will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, Portfolio Investments will generally be considered non-liquid, and it is not contemplated that any capital gains from liquidation will be realized in the near future. During 1994, one investment in the face amount of $800,000 was converted into common stock having no fixed dividend provisions and two (2) investments having a face amount of $1,720,000 were exchanged for preferred stock, which preferred stock does have a dividend requirement but is subject to earnings of the respective Portfolio Companies. As a result of these conversions and exchanges, the Partnership's interest income has shown a marked decline. In addition, in 1995, the Partnership provided an allowance for uncollectible interest of $803,000 in 1995.

     Another  possible  source  of  available capital  is  debt;  however, the
Registrant does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to Limited Partners.


     In 1995, the lack of liquidity resulted in accounts payable to the Managing General Partner increasing $432,903. This increase was represented by administrative expenses paid on behalf of the Partnership, the Managing General Partner s fee and an advance of $59,000 made to the Partnership. The $59,000 advance was repaid to the Managing General Partner in March 1996.


     Another source of available capital is additional equity resulting from an additional offering of Interests. The Registrant has no present plans to offer additional Interests.


     At year end the Partnership s cash was decreased because of arrearages in interest payments on Portfolio Investments and because of agreements to convert debt into equity positions. The Partnerships ability to improve liquidity and make regular distributions will depend upon the Partnership s success in realizing a return of investment cost and the realization of capital gain from sale of equity securities resulting from debt conversion.


     Because of the decrease in income and the additional follow-on investments in portfolio companies, the Partnership's liquidity has been substantially impaired. Accordingly, the Partnership has reduced its rate of distributions and has deferred payment of management fees owed to the Managing General Partner. Until such time as liquidity is improved from either sale of investments or loan repayments, it is anticipated that distributions to Limited Partners will be reduced or even curtailed.


RESULTS OF OPERATIONS


1995 COMPARED TO 1994


     During 1995 the Partnership made follow-on investments to existing Portfolio investments (in the aggregate amount of $376,750) and, essentially maintained its existing Portfolio Investments. Interest income in 1995 decreased to $33,023 as a result of the reserves for and non-accrual of interest on investments in CEL Communications, Inc., International Movie Group and Biopharmaceutics, Inc. In addition, interest income was reduced by the charge back of $130,982 of Biopharmaceutics interest as a result of the inability to consummate the roll up of interest and in the exchange, as more fully discussed under the heading "Partnership Investments".


     The estimated fair value of the Portfolio Investments, as determined by the Managing General Partner and approved by the Independent General Partners indicated a net unrealized depreciation on investments of $2,746,554 in 1995. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the Independent General Partners may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(See Item 1 - "Business-Narrative Description of the Business" and Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").


     General and administrative expense decreased in 1995 to $184,922 primarily as a result of less legal and travel expense. There was no expense reimbursement, including general and administrative expenses, to the Managing General Partner in 1995, resulting in an increase in payables to the Managing General Partner of $432,903. Without further liquidation of assets, the Partnership will continue to require advancements from the General Partner.


     Management fees to the Managing General Partner decreased to $243,169, the result of the decision by the Managing General Partner to defer any portion of the management fees attributable to unrealized appreciation until such time as such appreciation is in fact realized.


     Distributions declared to the Limited Partners decreased in 1995 to $75,000. No distributions were made to the General Partners.


1994 COMPARED TO 1993


     During  1994  the  Partnership  made  follow-on  investments to  existing
Portfolio Investments in the aggregate amount of $345,000 and, with the exception of the sale of shares of MaxServ, essentially maintained its existing Portfolio Investments. Interest income in 1994 decreased to $899,716 as a result of the full reserve of the investment in AFN and also the partial reserve and non accrual of income on SelecTronics, CEL and Global. There was no substantial fee income, reflecting the decreased investment activity in 1994. The Partnership realized net gains in 1994 of $314,497.


     The estimated fair value of Portfolio Investments, as determined by the Managing General Partner and approved by the Independent General Partners
indicated a decrease  of $5,406,855  in appreciated value  during 1994.   Such
decrease resulted in loss from unrealized appreciation on investments in 1994. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the
Independent General Partners may vary significantly from the values that would have been used had a ready market for the securities existed, and the
differences  could   be  material.  (See  Item   1  -   Business  -  Narrative
Description of  the Business -- Partnership Portfolio Investments  and Item 13
- -    Certain   Relationships   and  Related   Transactions  --   Valuation  of
Investments ).


     General and administrative expenses increased in 1994 to $227,724 as a result of increased investment portfolio management activity. Expense reimbursements including general and administrative expenses to the Managing General Partner increased to $161,684 in 1994.


     Management fees to the Managing General Partner were unchanged at $257,720, the result of the decision by the Managing General Partner to defer any portion of the management fees attributable to unrealized appreciation until such time as such appreciation is in fact realized.


     Distributions  declared  to  the Limited  Partners increased  in  1994 to
$1,500,000,  of which  $100,000  was  accrued as  of  December 31,  1994.   No
distributions were made to the General Partners in 1994.



Item 8.  Financial Statements and Supplementary Data.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.



                                   PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



GENERAL PARTNERS



     Management of the Partnership is the responsibility of the General Partners. In order to meet the requirements of the 1940 Act, the General Partners are divided into two classes:


     (1) a Managing General Partner, and



     (2) two or more Independent General Partners.





MANAGING GENERAL PARTNER-RENAISSANCE CAPITAL GROUP, INC.


     The Managing General Partner is Renaissance Group. Russell Cleveland, the principal shareholder of Renaissance Group, has, through it and its predecessor, for the past 17 years, been engaged in the business of investment management for a series of limited partnership investment funds. These partnerships generally acquired equity positions through open-market stock purchases in small and medium sized companies after having conducted independent investment research of the prospective portfolio acquisition.

     Occasionally, these partnerships sought a director designee position on the board of directors of the Portfolio Companies. Generally, there was not a plan to acquire a controlling ownership or a principal management role in the Portfolio Companies.




THE PRINCIPALS AND MANAGEMENT OF RENAISSANCE GROUP ARE:


    Russell Cleveland, age 57, is the President, principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial Analyst who has, for over 25 years, specialized in investing in smaller capitalization companies. Mr. Cleveland also currently serves as a director of Greiner Engineering, Inc., a consulting engineering firm, which company was a former portfolio investment of a prior Renaissance Group investment partnership. Mr. Cleveland serves as the Investment Company director designee for the following companies associated with Renaissance Group:
Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc., and UNICO, Inc.. He has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is a graduate of the Wharton School of Business.


     Vance M. Arnold, age 51, the Executive Vice President of Renaissance Group, is a Chartered Financial Analyst with extensive experience investing in emerging growth companies over the last 26 years. He has been associated with three bank trust investment departments in Dallas and Houston with involvement in both analysis and portfolio management. For five years he conducted original research on emerging growth companies leading to investment recommendations for major southwestern regional brokerage firm. He also managed a substantial emerging growth mutual fund for six years along with private accounts for two investment consulting firms. Mr. Arnold holds a B.B.A. from the University of Texas at Austin and an M.B.A. from East Texas State University.


      Elroy G. Roelke, age 65, is the Senior Vice President, General Counsel and shareholder in Renaissance Group since January, 1989. Mr. Roelke serves as the Investment Company director designee for the following companies associated with Renaissance Group: Microlytics, Inc., Tricom Corporation, CEL Communications and Biodynamics International, Inc. He is the principal shareholder and Chairman of the Knollwood Mercantile Company, a family owned retail convenience store and liquor store business. Mr. Roelke is a graduate of Valparaiso University with degrees in business and law and is admitted to the practice of law in the states of Texas and Minnesota.


     Barbe Butschek, age 41, Senior Vice President, Secretary, Treasurer, has been associated with Renaissance Group and its predecessor companies since 1977. She has been responsible for office management, accounting management and records management of the series of investor limited partnerships, including preparation and maintenance of investor tax and information reports. Ms. Butschek has responsibility for investor records and information with respect to the Partnership. Ms. Butschek is Secretary of RenCap Securities.

DUTIES OF THE MANAGING GENERAL PARTNER


     The Managing General Partner is charged with the responsibility and authority to handle all daily activities of the Partnership, including commitments for and management of long-term Portfolio Investments, of short-term investments, and, in general, daily operations.




INDEPENDENT GENERAL PARTNERS


     Under the provisions of the 1940 Act creating BDCs, a majority of the general partners of a partnership (or directors of a corporation) that desire to qualify as a BDC must be disinterested or non-affiliated general partners (or directors in the case of a corporation). By definition, the
Managing General Partner as well as any officer or director or other affiliated person of the Managing General Partner, any investment advisor, any accountant for the Partnership, and any legal advisor is considered an "interested" party. Therefore, the majority of the general partners must be individuals who are not involved in the daily activities of the business.


     The Independent General Partners provide overall guidance and supervision with respect to the operations of the Partnership and perform various duties imposed on the directors of business development companies under the 1940 Act. The Independent General Partners supervise the Managing General Partner and serve as advisors, providing counseling services to the Partnership in regularly scheduled meetings and study sessions.



BACKGROUND AND EXPERIENCE OF THE INDEPENDENT GENERAL PARTNERS:


     Mr. Ernest C. Hill, age 56, has a broad background in convertible securities analysis with major NYSE brokerage and institutional investors. His specialty is computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA in Investment and Finance with honors. Prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking.


     Mr. Don M. Patterson, age 52, has experience both as a corporate executive officer and as a professional corporate advisor. Professionally qualified as a CPA and an attorney, Mr. Patterson has, for more than 5 years, been primarily self-employed as a financial consultant to smaller public companies. From 1988 to 1991, he served as Senior Vice President and Chief Financial Officer of Securities Services Insurance Company, a specialty insurance carrier. From 1986 to 1988, he served as Vice President-Financial and Administration for Computer Support Corp. Mr. Patterson holds a BSBA/Accounting degree from the University of Tulsa and a JD degree from the University of Tulsa College of Law. Mr. Patterson also currently serves as a director of OTF Securities, Inc. and of Comp-U-Check, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.


     During 1995, the following compensation was paid or accrued to General Partners of the Partnership:




                                                      Paid             Accrued

Name                      Capacity                 Compensation     Compensation*
- -----                     --------                 ------------       ------------



Renaissance Group         Managing General Partner
                           and Investment Adviser

                               Management Fees                 0          $243,169
                               Expense Reimbursement           0          $130,734


Ernest C. Hill            Independent General Partner   $24,000                 0


Don M. Patterson          Independent General Partner   $24,000                 0




*These amounts were earned but unpaid as of December 31, 1995.



QUARTERLY COMPENSATION PAYMENTS TO INDEPENDENT GENERAL PARTNERS


     In return for their contribution of services to the Partnership, the Independent General Partners are paid a regular quarterly cash payment from the Partnership in the amount of $6,000 per quarter payable quarterly in advance.


     The Independent General Partners will be entitled to full reimbursement of all reasonable expenses relative to their services on behalf of the Partnership. There were no expenses incurred during the four year period ended December 1995.

QUARTERLY COMPENSATION PAYMENT TO MANAGING GENERAL PARTNER


   The Managing General Partner is paid a management fee of 0.5% per quarter of assets under management as compensation for operating the Partnership for the years ended December 31, 1995, 1994 and 1993, the Managing General Partner elected to calculate the quarterly fee based on the lower of contributed capital or Net Asset Value. If the Managing General Partner had calculated the quarterly fees based on Net Assets during 1993, 1994 and 1995, the fees would have been approximately $977,906. The difference of approximately $219,000 may be collected by the Managing General Partner in future periods if realized capital gains are recognized to provide for this payment. The aggregate management fee in each of the three years was $243,169 in 1995, $257,720 in 1994 and $257,720 in 1993. The fees earned in
1995 of $243,169 were unpaid at December 31, 1995. The fees for 1993 and 1994 were paid when earned.


   In addition, the Partnership is to pay any direct costs such as fees of any legal, accounting or other professional advisors, and any travel, phone and other allocated expenses incurred on behalf of the Partnership, or will reimburse the Managing General Partner for any such payment for the account of the Partnership.


     In 1995, the expense reimbursements due to the Managing General Partner for direct costs incurred on behalf of the Partnership were $130,734. The Partnership has not reimbursed the Managing General Partner for these costs, but will do so in the future as funds become available, In 1994 and 1993 the Partnership reimbursed the Managing General Partner $161,684 and $75,646 for such expenses.


     As the result of decreasing cash resources in 1995, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.


     The quarterly management fee cannot be increased without an affirmative vote of a majority of Limited Partnership Interests.

COMPENSATION PURSUANT TO PLANS


     The Registrant does not have any employee benefit plans.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At December 31, 1995, neither the Managing General Partner nor the Independent General Partners own any Interests. The following table sets forth information concerning the number of Units (a Unit equals $100,000 of Interests) of the Partnership beneficially owned at December 31, 1995, by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding Units, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:



         Name and Address                                      Number of                 Percent of
         of Beneficial Owner                                  Shares Owned                  Class
        -------------------                                  ------------               ---------

         HEB Investment
         and Retirement Plan Trust
         P.O.  Box 83999
         San Antonio, Texas 78212                                 12.75                     9 .89

         Russell Cleveland
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                       4.00                     3 .10

         Elroy G. Roelke
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                       0.50                     0 .40

         Barbe Butschek
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                       0.25                     0 .20

         All directors and executive
         officers of the Managing General
         Partner as a group (3 persons)                            4.75                     3 .70

     To the knowledge of the Managing General Partner, no other person beneficially owned 5% or more of the outstanding Units.

SECURITIES OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT BY THE MANAGING GENERAL PARTNER


     The following table sets forth information concerning the number of shares of common stock (the Common Stock ) of the Managing General Partner beneficially owned at December 31, 1995, by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:

                                                                    Amount
         Name and Address                                        Beneficially          Percent of
         of Beneficial Owner                                         Owned                Class
         -------------------                                       ----------          ----------
         Russell Cleveland
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                          720,000               66.67

         Elroy G. Roelke
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                          180,000               16.67

         Barbe Butschek
         8080 North Central Expressway Suite 210
         Dallas, Texas 75206                                          180,000               16.67

         All directors and
         executive officers of the
         Managing General Partner
         as a group (3 persons)                                     1,080,000              100.00



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


TRANSACTIONS WITH MANAGEMENT AND OTHERS.


     Transactions,   including   operational   responsibility,   duties    and
compensation, are governed by the Restated Partnership Agreement and the Investment Advisory Agreement. See also Item 10. Directors and Executive Officers of Registrant -- Managing General Partner - Renaissance Capital Group, Inc. While the full wording of the agreement is controlling, these agreements provide for the following:




VALUATION OF INVESTMENTS


     The Partnership Agreement and the original offering documents specify that the securities held by the Partnership are to be valued as follows:


     On a quarterly basis, the Managing General Partner will prepare a valuation of the assets of the Partnership including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Independent General Partner. Valuations of portfolio securities will be done in accordance with generally accepted accounting principles and the financial reporting policies of the SEC. The applicable methods prescribed by such principles are described below.


     As a general principle, the current fair value of an investment being valued by the Managing General Partner would be the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time.


     Generally, pursuant to procedures established by the Independent General Partners, the fair value of each such investment will be initially based primarily upon its original cost to the Partnership. Cost will be the primary factor used to determine fair value until significant developments affecting the Portfolio Company (such as results of operations or changes in general market conditions) provide a basis for use in an appraisal valuation.



     Portfolio Investments for which market quotations are readily available and which are freely transferable will be valued as follows: (i) securities traded on a securities exchange or the NASDAQ will be valued at the closing price on the last trading day prior to the date of valuation and (ii) securities traded in the over-the-counter market (pink sheets) will be valued at the average of the closing bid and asked prices for the last trading day prior to the date of valuation.


     Securities for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day prior to the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions.


     For this purpose, an investment that is convertible into a security for which market quotations are readily available or otherwise contains the right to acquire such a security will be deemed to be an Investment for which market quotations are readily available.


     Convertible preferred stock convertible into common stock for which market quotations are readily available but are restricted from free trading in the public securities markets (such as Rule 144 stock) will be valued by discounting the closing price or the closing bid and asked prices, as the case may be, for the last trading day prior to the date of valuation to reflect the illiquidity caused by such restrictions, but taking into consideration the existence, or lack thereof, of any contractual right to have the securities registered and freed from such trading restrictions. Convertible preferred stock convertible into common stock for which no market exists will be determined on the basis of appraisal procedures established in good faith by the Independent General Partners.


     Debt securities with maturities of 60 days or less remaining will be valued under the amortized cost method. The amount to be amortized will be the value on the 61st day if the security was obtained with more than 60 days remaining to maturity. Securities with maturities of more than 60 days remaining will be valued at the most recent bid price or yield equivalent as obtained from dealers that make markets in such securities. Certificates of deposit purchased by the Partnership generally will be valued at their face value, plus interest accrued to the date of valuation.


     The fair value of investments for which no market exists will be determined on the basis of appraisal procedures established in good faith by the Independent General Partners. Appraisal valuations will be based upon such factors as the Portfolio Company's earnings and net worth, the market prices for similar securities of comparable companies and an assessment of the company's future financial prospects. In the case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective.


     The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the private market method ). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Securities with legal, contractual or practical restrictions on transfer may be valued at a discount from their value determined by the foregoing methods to reflect such restrictions.


     The Independent General Partners will review the valuation policies from time to time to determine their appropriateness. The Independent General Partners may also hire independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, which shall be binding and conclusive.

PAYMENTS TO OFFICERS OF THE MANAGING GENERAL PARTNER


      Certain officers of the Managing General Partner will perform professional services for the Registrant and be compensated therefor. In that regard, Mr. Roelke, who serves as Senior Vice President, Director and General Counsel for the Managing General Partner and as General Counsel of the Partnership, has been primarily responsible for SEC filings, and for legal matters related to the formation and operation of the Registrant, including the preparation of investment documents and review of legal matters relating to the Partnership s investment program.


     Included in general and administrative expenses of the Partnership in 1995 was an aggregate of approximately $66,781 payable to the Managing General Partner as reimbursement for legal services provided to the Partnership by Elroy G. Roelke as General Counsel for the Partnership and for Thomas Spackman, Jr., former Associate General Counsel. Mr. Thomas Spackman resigned as Associate General Counsel on September 15, 1995 to engage in the private practice of law and now provides legal advisory services to the company from time to time. Included in general and administrative expense of the Partnership was an aggregate of approximately $78,492 in 1994 and $45,000 in 1993 paid to the Managing General Partner as reimbursement for similar legal services.


     In addition, under certain circumstances, officers of the Managing General Partner may receive compensation directly from the Portfolio Companies for the provision of services for such Portfolio Companies. All such compensation is subject to the prior approval of the Independent General Partners and to compliance with the requirements of the 1940 Act. During the year 1994, while in some circumstances services were provided, no officers requested such compensation.




AFFILIATED INVESTMENT COMPANIES


     The Managing General Partner plans to form other investment partnerships to make investments in similar portfolio companies. Specifically, Renaissance Group has formed Renaissance II, a limited partnership, which has raised approximately $39,065,000 available for the purpose of making primarily convertible debenture investments in small to medium size companies. In addition, Renaissance Group formed Renaissance III, a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership. Renaissance III completed an offering in 1994 that raised approximately $39,352,000 for investment and is actively seeking additional investment opportunities


     The determination of whether a conflict of interest does, or does not, exist between any party and the Registrant in the future, and the methods of the resolution of any such conflict, shall vest in the discretion of the Independent General Partners, subject to the requirements and restrictions of the 1940 Act.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K



DOCUMENTS FILED AS PART OF THIS FORM 10-K

     Financial Statements: The financial statements filed as part of this report are listed in Index to Financial Statements on page F-1 hereof.


     Financial Schedules: None are presented as none are applicable.


REPORTS ON FORM 8 K
     The Registrant did not file a report on Form 8 K during the fourth quarter of 1995.




EXHIBITS
     3.1 Renaissance Capital Partners, Ltd. Restated Articles of Limited Partnership dated as of March 31, 1990 (1)


     10.1 Investment Advisory Agreement, as of May 30,1990, as amended and restated on March 19, 1991 and March 7, 1994 (1)(2)

     (1) Incorporated by reference to the Registrant s Form 10 K for the year ended December 31, 1990 filed with the Securities and Exchange Commission.

     (2) Incorporated by reference from the Registrant s 1995 Proxy filed with Securities and Exchange Commission on or around
         March 1, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March ____, 1996


          Renaissance Capital Partners, Ltd.
               (Registrant)

          By: Renaissance Capital Group, Inc.
               Managing General Partner

          By: ________________________________
          Russell Cleveland, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated Signatures.


     Signature               Capacity in Which Signed                 Date
    ----------               ------------------------                 ----

/s/ Russell Cleveland
- ------------------------      Chairman, President and         March 29, 1996
Russell Cleveland             Director of the Managing
                              General Partner of the
                              Registrant (Principal
                              Executive Officer and
                              Principal Operating Officer)

/s/ Elroy G. Roelke
- ------------------------      Senior Vice President,          March 29, 1996
Elroy G. Roelke               General Counsel and Director
                              of the Managing General
                              Partner of the Registrant

/s/ Barbe Butschek
- -------------------------      Senior Vice President,         March 29, 1996
Barbe Butschek                 Secretary and Treasurer
                               and Chief Financial
                               Officer


/s/ Ernest C. Hill
- -------------------------     Independent General Partner     March 29, 1996
Ernest C. Hill


/s/ Donald M. Patterson
- -------------------------     Independent General Partner     March 29, 1996
Donald M. Patterson

                         INDEPENDENT AUDITORS' REPORT


The Partners
Renaissance Capital Partners, Ltd.:

We  have  audited  the accompanying  statements  of  assets,  liabilities  and partners' equity of Renaissance Capital Partners, Ltd. including the statements of investments, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of December 31, 1995 and 1994, by examining of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP

Dallas, Texas
February 9, 1996

                                RENAISSANCE CAPITAL PARTNERS, LTD.
                                Statements of Assets, Liabilities
                                     and Partners' Equity

                                    December 31, 1995 and 1994

              Assets                              1995               1994
              ------                              ----               ----
Cash and cash equivalents                    $     2,823            331,253
Investments at fair value, cost of
   $10,235,147 in 1995 and $9,996,879
   in 1994 (note 4)                           10,264,655         12,772,941
Interest receivable                              328,189            339,586
Organization costs, net of accumulated
   amortization                                     --                5,250
                                              ----------         ----------
                                            $ 10,595,667         13,449,030
                                              ==========         ==========

   Liabilities and Partners' Equity
   --------------------------------

Liabilities:
   Accounts payable to Managing General
     Partner (notes 3 and 6)                $   669,829             236,926
   Distributions payable to limited partners       --               100,000
                                              ---------          ----------
                                                669,829             336,926

Partners' equity (Notes 5 and 6):
   General partners                              25,991              57,104
   Limited partners (128.86 units
      outstanding)                             9,899,847          13,055,000
                                              ---------          ----------
               Total partners' equity         9,925,838          13,112,104

Commitments and contingencies
   (notes 3 and 4)                          -----------          ----------
                                            $10,595,667          13,449,030
                                            ===========          ==========

Limited partners' equity per limited
   partnership unit                         $    76,826             101,312
                                            ===========          ==========




See accompanying notes to financial statements.

                               RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statements of Investments

                                   December 31, 1995 and 1994

                                                                       1995
                                                ------------------------------------------------------
    Eligible Portfolio
Investments-Convertible Debentures              Interest            Due                           Fair
   and Notes Receivable                           rate              date           Cost          Value
- ----------------------------                     -------            ----           ----          -----

Valued at fair value as determined by the General Partners (note 4):

   CEL Communications, Inc. -
    library of historic films 1:
      Convertible debenture                      12.5%             7/1/98       $ 1,825,000    1,165,850
      Notes receivable                           10.0             on demand         485,000      485,000
  Global Environmental Corp. -
    air pollution control equipment:
      Note receivable                            10.0             3/31/97           211,635      211,635
  International Movie Group, Inc. -
    independent film distributor 1:
      Convertible debenture                      12.0             3/31/98         1,500,000      750,000
  UNICO, Inc. - cooperative direct
    mail advertising:
      Convertible debenture                      12.5             1/1/99          1,250,000    1,250,000
      Convertible debenture                      10.0             10/1/97           136,750      136,750
                                                                                  ---------    ---------
                                                                                  5,408,385    3,999,235
                                                                                  ---------    ---------

          Other Portfolio
 Investments - Convertible Debentures
       and Notes Receivable
       --------------------

Valued at fair value as determined by the General Partners (note 4):

  Biopharmaceutics, Inc. -
    pharmaceuticals 1:
      Convertible debentures                     12.5             10/1/98         1,000,000   1,000,000
                                                                                  ---------   ---------
                                                                                  1,000,000   1,000,000
                                                                                  ---------   ---------

(Continued)

                                    RENAISSANCE CAPITAL PARTNERS, LTD.

                                                                         1995
                                                -------------------------------------------------------

        Eligible Portfolio
       Investments - Common                                                                     Fair
        and Preferred Stock                         Shares                  Cost               Value
        -------------------                         ------                  ----               -----

Valued at fair value as determined by the General Partners (note 4):

   Global Environmental Corp. -
      air pollution control equipment:
         Cumulative convertible senior preferred     1,000            $   100,000            91,059
      Series B convertible preferred                16,000              1,600,000         1,456,941
   MaxServ, Inc. - technical information
      databases:
         Common                                    582,667                437,000         1,730,520
   Microlytics, Inc. - software developer:
        Common                                   2,047,815                133,108           230,994
        Preferred                               15,566,540              1,556,654         1,755,906
                                                                        ---------         ---------
                                                                        3,826,762         5,265,420
                                                                        ---------         ---------
                                                                      $10,235,147        10,264,655
                                                                       ==========        ==========



1 - Interest payments under the terms of the convertible debenture or note receivable are delinquent as of December 31, 1995.













(Continued)

                                 RENAISSANCE CAPITAL PARTNERS, LTD.
                               Statements of Investments, Continued

                                                                                         1994
          Eligible Portfolio                                      --------------------------------------------------------
  Investments - Convertible Debentures                            Interest            Due                           Fair
        and Notes Receivable                                        rate             date            Cost           Value
        --------------------                                        ----             ----            ----           -----
Valued at fair value as determined by the
      General Partners (note 4):
   CEL Communications, Inc. -
      library of historic films 1:
         Convertible debenture                                      12.5%           7/1/98     $  1,825,000       1,400,000
         Notes receivable                                           10.0          on demand         245,000         195,000
   Global Environmental Corp. -
      air pollution control equipment:
         Note receivable                                            10.0            3/31/97         211,635         211,635
   International Movie Group, Inc. -
      independent film distributor 1:
         Convertible debenture                                      12.0            3/31/98       1,500,000         750,000
   UNICO, Inc. - cooperative direct
      mail advertising:
        Convertible debenture                                       12.5            1/1/99        1,250,000       1,250,000
                                                                                                  ---------       ---------
                                                                                                  5,031,635       3,806,635
                                                                                                  ---------       ---------
           Other Portfolio
  Investments - Convertible Debentures
         and Notes Receivable
         --------------------

Valued at fair value as determined by the General Partners (note 4):

   Biopharmaceutics, Inc. -
      pharmaceuticals:
         Convertible debenture                                      12.5           10/1/98         880,000        2,638,400
         Note receivable                                            12.5           12/31/95        130,982          130,982
                                                                                                 ---------        ---------
                                                                                                 1,010,982        2,769,382
                                                                                                 ---------        ---------
       Eligible Portfolio
      Investments - Common
       and Preferred Stock                                                          Shares
       -------------------                                                          ------
Valued at fair value as determined by the
       General Partners (note 4):
   Global Environmental Corp.-
      air pollution control equipment:
         Cumulative convertible senior preferred                                     1,000         100,000           86,000
          Series B convertible preferred                                            16,000       1,600,000        1,376,000
   MaxServ, Inc. - technical information databases:
          Common                                                                   592,667         444,500        2,200,275
   Microlytics, Inc. - software developer:
          Common                                                                 2,047,815         133,108          194,493
          Preferred                                                             15,566,540       1,556,654        1,973,556
                                                                                                 ---------        ---------
                                                                                                 3,834,262        5,830,324
                                                                                                 ----------       ---------

(Continued)

                            RENAISSANCE CAPITAL PARTNERS, LTD.

                                                       1994
      Other Portfolio                -----------------------------------------
  Investments - Common                                                Fair
     and Preferred Stock               Shares            Cost         Value
     -------------------               ------            ----         -----


Valued at fair value as determined
 by the General Partners (note 4)

   Biopharmaceutics, Inc.-
      pharmaceuticals:
         Common                        480,000       $  120,000       366,600
                                                      ---------    ----------
                                                     $9,996,879    12,772,941
                                                      =========    ==========



1 - Interest payments under the terms of the convertible debenture or note receivable are delinquent as of December 31, 1994.

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                              Statements of Operations

                     Years ended December 31, 1995, 1994 and 1993

                                                1995              1994            1993
                                                ----              ----            ----
Income:
   Interest                              $    33,023            899,716         961,900
   Other                                       6,609              9,573          12,962
                                           ---------          ---------       ---------
                                              39,632            909,289         974,862
                                           ---------          ---------       ---------

Expenses (note 3):
   General and administrative                184,922            227,724         164,185
   Management fees                           243,169            257,720         257,720
                                           ---------          ---------       ---------
                                             428,091            485,444         421,905
                                           ---------          ---------       ---------
      Operating income (loss)               (388,459)           423,845         552,957
                                           ---------          ---------       ---------

Investment income (loss):
   Net unrealized appreciation
      (depreciation) on investments
      (note 4)                           (2,746,554)         (5,405,855)      1,242,405

   Net realized gain on sale of
      investments                            23,747             314,497           --
                                          ---------           ---------       ---------
         Investment income (loss)        (2,722,807)         (5,091,358)      1,242,405
                                          ---------           ---------       ---------

         Net income (loss)              $(3,111,266)         (4,667,513)      1,795,362
                                          =========           =========       =========

Limited Partners' share of net
   income (loss) (($23,903.10),
   ($35,859.37) and $13,793.33 per
   unit for 1995, 1994 and 1993,
   respectively)                        $(3,080,153)         (4,620,838)      1,777,408
General Partner's share of net income
 (loss)                                     (31,113)            (46,675)         17,954
                                          ---------           ---------       ---------

      Net income (loss)                 $(3,111,266)         (4,667,513)      1,795,362
                                          =========           =========       =========





See accompanying notes to financial statements.

                                  RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statements of Partners' Equity

                             Years ended December 31, 1995, 1994 and 1993


                                      General              Limited
                                      Partner              Partners            Total
                                      -------              --------            -----
Balance, December 31, 1992         $  85,825             18,371,590         18,457,415

   Net income                         17,954              1,777,408          1,795,362
   Distributions (note 5)               --                 (973,160)          (973,160)
                                    --------             ----------         ----------

Balance, December 31, 1993           103,779             19,175,838         19,279,617

   Net loss                          (46,675)            (4,620,838)        (4,667,513)
   Distributions (note 5)               --               (1,500,000)        (1,500,000)
                                    --------             ----------         ----------

Balance, December 31, 1994            57,104             13,055,000         13,112,104

   Net loss                          (31,113)            (3,080,153)        (3,111,266)
   Distributions (note 5)               --                  (75,000)           (75,000)
                                    --------              ---------          ---------
Balance, December 31, 1995         $  25,991              9,899,847          9,925,838
                                    ========              =========          =========

























See accompanying notes to financial statements.

                                RENAISSANCE CAPITAL PARTNERS, LTD.

                                     Statements of Cash Flows

                            Years ended December 31, 1995, 1994 and 1993

                                                     1995               1994               1993
                                                     ----               ----               ----
Cash flows from operating activities:
   Net income (loss)                            $(3,111,266)        (4,667,513)         1,795,362
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
         operating activities:
         Amortization of organization costs           5,250             10,500             10,500
         Net unrealized (appreciation)
            depreciation on investments           2,746,554          5,405,855         (1,242,405)
         Net realized gain on sale of
            investments                             (23,747)          (314,497)              --
         Decrease (increase) in interest
            receivable                              142,379           (698,686)          (151,514)
         Increase (decrease) in accounts payable
            to Managing General Partner             432,903            155,962             48,717
                                                  ---------          ---------          ---------
               Net cash provided by (used in)
                  operating activities              192,073           (108,379)           363,226
                                                 ----------          ---------          ---------
Cash flows from investing activities:
   Proceeds from sale of investments                 31,247          2,169,997               --
   Purchase of investments                         (376,750)          (345,000)          (325,000)
                                                 ----------          ---------          ---------
          Net cash provided by (used in)
             investing activities                  (345,503)         1,824,997)          (325,000)
                                                 ----------          ---------          ---------
Cash flows from financing activities:
   Distributions to limited partners               (175,000)        (1,600,000)        (1,093,160)
                                                 ----------          ---------          ---------
     Net cash used in financing
       activities                                  (175,000)        (1,600,000)        (1,093,160)
                                                 ----------          ---------          ---------
Net increase (decrease) in cash and cash
   equivalents                                     (328,430)           116,618         (1,054,934)
Cash and cash equivalents at the beginning
   of the year                                      331,253            214,635          1,269,569
                                                -----------          ---------          ---------
Cash and cash equivalents at the end of
   the year                                    $      2,823            331,253            214,635
                                                ===========          =========          =========

The fourth quarter partnership distributions of $100,000 and $200,000 were accrued as of December 31, 1994 and 1993, respectively.

During  1995,   $130,982  of  notes   receivable  was  reclassed  to  interest
receivable.

During 1994, $782,379 of interest receivable was capitalized as notes receivable.

See accompanying notes to financial statements.

                            RENAISSANCE CAPITAL PARTNERS, LTD.

                              Notes to Financial Statements

                           December 31, 1995, 1994 and 1993


(1) ORGANIZATION AND BUSINESS PURPOSE

Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed in 1989. The Partnership offered to sell units of limited partners' interest ("Units") in the Partnership. Net contributions of $12,114,964 from sale of Units had been received upon final closing of the Partnership on June 14, 1991. The Partnership was formed for the purpose of obtaining investment income and gains through providing long-term growth capital, principally in the form of loans convertible into common stock, to smaller publicly held companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940 ("1940 Act"), as amended. The Partnership will terminate upon liquidation of all of its investments, but no later than June 14, 1999, subject to the right of the Managing General Partner with the concurrence of at least one of the two independent general partners (the "Independent General Partners") to extend the term for up to three additional one-year periods if they determine that such extension is in the best interest of the Partnership.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) VALUATION OF INVESTMENTS

Portfolio investments are stated at quoted market or fair value as determined by the Managing General Partner and approved by the Independent General Partners (note 4). Securities held by the Partnership are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.

(b) ORGANIZATION COSTS

Costs of organizing the Partnership were capitalized and were amortized on a straight-line basis over five years beginning with the commencement of the Partnership activities.

(c) STATEMENTS OF CASH FLOWS

The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(d) NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year.

(e) FEDERAL INCOME TAXES

No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

(Continued)

                             RENAISSANCE CAPITAL PARTNERS, LTD.

                               Notes to Financial Statements

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

(f) MANAGEMENT ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

(g) FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(3)  MANAGEMENT AND ORGANIZATION FEES

Renaissance Capital Group, Inc. (the "Managing General Partner"), serves as the investment adviser for the Partnership. The Managing General Partner is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to an Investment Advisory Agreement, the Managing General Partner performs certain services, including certain management, investment advisory and administrative services necessary for the operation of the Partnership. In addition, under this agreement, the Managing General Partner is reimbursed by the Partnership for certain administrative expenses. A summary of fees and reimbursements paid by the Partnership under the Investment Advisory Agreement, the Partnership Agreement and the original offering document are as follows:

The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions at the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership
Agreement. For the years ended December 31, 1995, 1994 and 1993, the Partnership incurred $243,169, $257,720 and $257,720, respectively, for such management fees. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $219,000 greater than the cumulative fee charged.



(Continued)

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                Notes to Financial Statements

(3)  MANAGEMENT AND ORGANIZATION FEES, CONTINUED

During 1995, the Managing General Partner incurred approximately $131,000 of administrative expenses on behalf of the Partnership. The Partnership did not reimburse any of the amount during 1995 and the amount is included in accounts payable to Managing General Partner in the accompanying statements of assets, liabilities and partners' equity as of December 31, 1995. Such amounts and reimbursements were $161,684 and $75,464, for the years ended
December 31, 1994 and 1993, respectively. Such amounts are included in general and administrative expenses in the accompanying statements of operations.


Each of the Independent General Partners receives a quarterly fee of $6,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

(4) INVESTMENTS

The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act at least 70% of the Partnership's funds must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity as of December 31, 1995 and 1994 at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

The debentures held by the Partnership are convertible, at any time, into the common stock of the borrower at a set conversion price. The common stock acquired upon exercise of the conversion feature is generally unregistered and is thinly to moderately traded, but is not otherwise restricted. The Partnership generally may register and sell such securities at anytime with the Partnership paying the costs of registration. Interest is generally payable quarterly and all debentures have sinking fund provisions beginning three to four years from issue date. The debentures generally have call options, usually commencing three years subsequent to issuance, at prices specified in the debenture agreements.

The Partnership Agreement and the original offering document specify that securities held by the Partnership shall be valued as follows:

The Managing General Partner will, on a quarterly basis, prepare a valuation of the Partnership assets, including the investment portfolio and any other investments.

For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

(Continued)

                               RENAISSANCE CAPITAL PARTNERS, LTD.

                                  Notes to Financial Statements

(4)  INVESTMENTS, CONTINUED

Initially the investments will be primarily in nonpublicly-traded convertible debentures, and in other instances the Partnership will hold restricted securities. Therefore, market quotations will not always be available for investment valuation. In such cases, the securities will be valued by the Managing General Partner at fair value pursuant to the following standards:

Generally, debt securities will be valued at their face value. However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. For securities that are in a class of publicly traded securities that are restricted from free trading (such as Rule 144 securities), valuation will be established by appropriately discounting the closing sales or bid price to reflect the illiquidity caused by such restriction.

Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized. Further, if the known market value of a stock holding indicates that an appreciated value may be realized on sale of a restricted stock, such investment may be valued at such appreciated value regardless of the fact that certain open-market sale restrictions apply.

The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value. In the event that the Independent General Partners do not agree with the valuations established by the Managing General Partner, they may retain independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, and such appraisal shall be binding on the Partnership.

As of December 31, 1995 and 1994, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $9,264,655 and $9,636,959, respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following:

*  Original cost
*  Quoted market value
* The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into less estimated costs to sell and register the common stock
*  Original cost less a valuation reserve for collectibility concerns

The financial statements include unregistered securities of publicly-held companies valued at $10,264,655 (97% of total assets) and $12,772,941 (95% of total assets) as of December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

(Continued)

                        RENAISSANCE CAPITAL PARTNERS, LTD.

                          Notes to Financial Statements

(4) INVESTMENTS, CONTINUED

In addition to the Eligible Portfolio Companies, the Partnership has invested in other investments that do not meet the Eligible Portfolio Company provisions of the 1940 Act. The investment in Biopharmaceutics, Inc. as of December 31, 1995 is $1,000,000 in convertible debentures. The convertible debentures have been valued by the General Partners at original cost of $1,000,000 as of December 31, 1995. As of December 31, 1994, the convertible debenture was valued by the General Partners at the underlying quoted market value of the class of common stock that the convertible debt could have been converted into less estimated costs to register and sell the common stock plus the market value of the common stock and the cost of the note receivable or $3,135,982. Biopharmaceutics, Inc. is not considered an Eligible Portfolio Company due to the fact that Biopharmaceutics, Inc. common stock was traded on a national exchange when the Partnership investment was made.

As of December 31,  1995 and 1994, the net unrealized appreciation  associated
with  investments  held  by  the  Partnership   was  $29,508  and  $2,776,062,
respectively.

(5) PARTNERS' EQUITY

Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined in the Partnership Agreement, are allocated 1% to the Managing General Partner and 99% to the Limited Partners, except prior to the initial closing date when all items were allocated 99% to the Managing General Partner and 1% to the Initial Limited Partner.

All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1995 and 1994, the net unrealized appreciation was allocated 99% to the
Limited Partners. If investments in convertible debentures and other investments had been disposed of at their fair values, as determined by the Managing General Partner and approved by the Independent General Partners, the additional allocation to the Managing General Partner would have been approximately $20,000 and $1,200,000 as of December 31, 1994 and 1993, respectively, under the terms of the Partnership Agreement and Investment Advisory Agreement. There would have been no additional allocation available under these terms as of December 31, 1995.

Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1995, the distributions to the limited partners were discontinued. In addition, the Partnership has not paid management fees or reimbursed the Managing General Partner for expense incurred on its behalf for 1995 (see note 3). As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources available.
(Continued)

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                            Notes to Financial Statements



(6) OTHER RELATED PARTY TRANSACTIONS

Certain officers of the Managing General Partner purchased limited partnership interests in the Partnership. Distributions to these officers as a group for the years ended December 31, 1995, 1994 and 1993 were $2,863, $61,588 and $39,967, respectively.

During 1995, the Managing General Partner advanced $59,000 to the Partnership. This amount is included in accounts payable to Managing General Partner in the accompanying statements of assets, liabilities and partners' equity.