Form 10-Q
period 1996-03-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1996-05-16
CIK 855567

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to _________________



                          Commission File Number:  018581


                          RENAISSANCE CAPITAL PARTNERS, LTD.
      _____________________________________________________________________
                (Exact name of registrant as specified in its charter)

       Texas                                           75-2296301
  __________________________________________________________________________
  (State or other jurisdiction                  (I.R.S. Employer I.D. No.)
  of incorporation or organization)


    8080 North Central Expressway, Dallas, Texas               75206-1857
  ________________________________________________________________________
    (Address of principal executive offices)                   (Zip Code)


                                 214/891-8294
  _________________________________________________________________________
             (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X         No

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                         Statement of Assets, Liabilities and
                                   Partners' Equity

                                     (Unaudited)

    Assets                                        December 31, 1995     March 31, 1996

Cash and cash equivalents                             $       2,823      $      62,926
Investments in convertible debenture bonds at
 market value, cost of $10,235,147 and $10,239,472       10,264,655          8,804,500
Interest and fees receivable                                328,189            333,174

                                                        $10,595,667       $  9,200,600

   Liabilities and Partners' Equity

Accounts payable - related party                           $669,829         $  699,164

    Total liabilities                                       669,829            699,164

Partners' equity:
  General partner                                            25,991             11,747
  Limited partners (128.86 units)                         9,899,847          8,489,689

    Total partners' equity                                9,925,838          8,501,436

                                                        $10,595,667         $9,200,600

See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statement of Operations


                                          (Unaudited)

                                                 Three Months ended March 31,
                                                   1995                  1996
Income:

   Interest                                      $ 68,402         $      3,678
   Dividends                                        4,681                  -

     Total income                                  73,083                3,678

Expenses:
   General and administrative                       42,650               56,262
   Management fee                                   64,430               42,720

   Total expenses                                  107,080               98,982

     Investment income (loss) net                  (33,997)             (95,304)

   Net realized and unrealized gain
    (loss) on investments:
      Realized gains (losses)                          -                135,382
      Unrealized gains                             393,268           (1,464,480)
   Net increase (decrease) in net assets
     resulting from operations                    $359,271          $(1,424,402)


    Income (loss) per limited
     partnership unit                            $   2,760         $    (10,943)




See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                 Statement of Partners' Equity

                                          (Unaudited)

                                                    General            Limited
                                                    Partner           Partners            Total
Balance, December 31, 1989                      $   (3,465)        $   (74,131)      $   (77,596)

  Proceeds from issuance of 128.86
    limited partnership Units, net of syndication
    fees and brokers' commissions of $845,132          -            12,114,964        12,114,964
  Net income                                         2,615             258,925           261,540
  Distributions                                        -              (433,329)         (433,329)

Balance, December 31, 1990                            (850)         11,866,429        11,865,579

  Net income                                        28,551           2,826,506         2,855,057
  Distributions                                        -              (795,605)         (795,605)

Balance, December 31, 1991                          27,701          13,897,330        13,925,031

  Net income                                        58,124           5,754,260         5,812,384
  Distributions                                        -            (1,280,000)       (1,280,000)

Balance, December 31, 1992                          85,825          18,371,590        18,457,415

  Net income                                        17,954           1,777,408         1,795,362
  Distributions                                        -              (973,160)         (973,160)

Balance, December 31, 1993                         103,779          19,175,838        19,279,617

  Net Income (loss)                                (46,675)         (4,620,838)       (4,667,513)
  Distributions                                        -            (1,500,000)       (1,500,000)

Balance, December 31, 1994                          57,104          13,055,000        13,112,104

  Net Income (loss)                                (31,113)         (3,080,153)       (3,111,266)
    Distributions                                      -               (75,000)          (75,000)

Balance, December 31, 1995                          25,991           9,899,847         9,925,838

  Net Income (loss)                                (14,244)         (1,410,158)       (1,424,402)

Balance, March 31, 1996                          $  11,747          $8,489,689        $8,501,436


See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statement of Cash Flows

                                          (Unaudited)

                                                           Three Months ended March 31,
                                                            1995                1996
Cash flows from operating activities:
   Net increase (decrease) in net assets
    resulting from operations                             $359,271          $(1,424,402)
   Adjustments to reconcile net increase to
    cash flows from operating activities:
       Amortization of organizational costs                  2,625                  -
       Unrealized (gain) loss on investments              (393,268)           1,464,480
       Realized (gain) on investments                          -               (135,382)
       (Increase) decrease in:
         Accounts receivable                                22,677               (4,985)
       Increase (decrease) in:
         Accounts payable - related parties                 90,537               29,335
       Total adjustments                                  (277,429)           1,353,448

       Net cash flows from operating activities             81,842              (70,954)

Cash flows from investing activities:
   Purchase of investments                                (100,000)             (42,500)
   Proceeds from sale of securities                            -                173,557
       Net cash flows from investing activities           (100,000)             131,057

Cash flows from financing activities:
   Distributions to limited partners                      (100,000)                -

Net increase (decrease) in cash                           (118,158)              60,103

Cash and cash equivalents at beginning of period           331,253                2,823
Cash and cash equivalents at end of period                $213,095          $    62,926



Partnership distribution of $75,000 was accrued at March 31, 1995

See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                 Notes to Financial Statements

                                        March 31, 1996



(1)  Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. Limited Partnership contributions of $12,886,000 were secured upon final closing of the Partnership on June 14, 1990. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 1998, subject to the right of the Independent General Partners to extend the term for up to three additional one-year periods if they determine that such extension is in the best interest of the Partnership.

(2)  Summary of Significant Accounting Policies

   (a) Organizational Costs

   Costs of organizing the Partnership were capitalized and amortized on a straight-line basis over five years. These costs were completely amortized during the quarter ended June 30, 1995.

   (b) Contributed Capital

   Proceeds from the sale of the limited partnership interests, net of related selling commissions and syndication costs, are recorded as contributed capital.

   (c) Statement of Cash Flows

   The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. No interest or income taxes were paid during the periods.

   (d) Valuation of Investments

   The valuation of investments in debentures which are convertible into unregistered securities is based upon the bid price of the underlying securities obtained through normal market systems less a discount for selling and registration costs. For those investments not having an established market, the valuation is at the Partnership's costs for the first six months after closing and will be redetermined by the General Partners subsequent to that time period.

   (e) Management Estimates

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

   (f) Interest Income

   Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $225,335, and the amount determined to be uncollectible and charged against the income was $221,657.

(3)  Management

   Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to the management agreement, Renaissance will perform certain services, including certain management, investment, and administrative services, necessary for the operation of the Partnership.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                        March 31, 1996

(3)  Management (cont'd)

   Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended March 31, 1996, were $42,720.

   Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended March 31, 1996, the Partnership incurred reimbursable expenses of $45,615 and reimbursed Renaissance $59,000 to be applied to the total account.

   In addition, the Partnership is served by two independent, individual general partners (the "Independent General Partners"). The Independent General Partners receive a quarterly fee of $6,000 each, payable in advance.

(4)  Federal Income Taxes

   No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

(5)  Partnership Agreement

   Pursuant to the terms of the partnership agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from a Capital Transaction shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners.

(6)  Investments

  Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

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

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                        March 31, 1996

                                                              CONVERSION        FAIR
                                               COST         OR FACE VALUE       VALUE
Biopharmaceutics, Inc.
12.5% Convertible Debenture                   1,000,000       1,480,000       1,341,200
Conversion price $.25, maturity 10/10/98

CEL Communications, Inc.
12.50% Convertible Debenture                 $1,825,000      $1,825,000      $1,165,850
Conversion price $.80, maturity 7/1/98
Nine-month secured note                          50,000          50,000          50,000
Post Petition loans                             465,000         465,000         465,000
Standby Commitment*                             130,000         130,000         130,000

Global Environmental Corp.
Convertible Preferred Stock                     100,000          50,000          44,059
B Preferred Stock                             1,600,000         800,000         704,941
Term Note                                       211,635         211,635         211,635

International Movie Group, Inc.
12% Convertible Subordinated Debenture        1,500,000       1,500,000         750,000
Conversion price $1.50, maturity 3/31/98

MaxServ, Inc.
Common Stock                                    398,825       1,528,829       1,513,541

Microlytics, Inc.
Convertible Preferred Stock                   1,556,654       1,089,658       1,024,278
Common Stock                                    133,108         143,347         134,746

UNICO, Inc.
12.50% Convertible Debenture                  1,250,000       1,250,000       1,250,000
Conversion price $.90, maturity 1/1/99
Term Note                                       149,250         149,250         149,250

*Less undisbursed commitments                  (130,000)       (130,000)       (130,000)

                                            $10,239,472     $10,542,719      $8,804,500


   The Partnership loaned UNICO, Inc. $12,500 to increase their term note to $149,250 at March 31, 1996.

   Additional post petition loans in the aggregate amount of $30,000 were made to CEL Communications, Inc. in the current quarter. The Partnership has a standby commitment with CEL Communications, Inc. for an additional $130,000.

   The Partnership realized a capital gain of $135,382 on the sale of 50,900 shares of MaxServ, Inc. during the quarter ended March 31, 1996.

(7)  Related Party Transactions

   Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended March 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS

      (1) Material Changes in Financial Condition

    Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

    For the past 3 months, the Partnership recorded a decrease of approximately $1,424,402 in the net assets resulting from operations. This was due primarily to a decrease in market values for the common stocks of certain of its Portfolio companies.

    The following Portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

    CEL COMMUNICATIONS - The Company is seeking a sale of assets or merger as a basis for finalizing a plan of liquidation. The Partnership has agreed to stay foreclosure action until July 9, 1996 pending such plan of liquidation. The Partnership has provided additional post petition financing of $30,000 during the first quarter of 1996. This brings the Partnerships' post petition financing to a total of $465,000.00 at the quarter end. In addition, the Partnership has agreed to provide additional loans to the Company in the amount of $130,000 to cover legal fees. Subsequently, the Partnership has provided additional post petition financing during the second quarter, in the amount of $60,000, reducing this commitment to $70,000 to cover legal fees.

    GLOBAL ENVIRONMENTAL - The Company has employed a new president and CEO and is in the process of finanizing the sale of the stock and assets of Rage, Inc., it wholly owned subsidiary, engaged in design and construction of material handling systems to the former President and CEO in consideration for assumption of certain liabilities and for common stock.

    INTERNATIONAL MOVIE GROUP, INC. - The Company is in the process of reorganizing its basic business and financial structure. IMG has over 35 movies in its current library. Additionally, IMG recently settled the majority of its bank debt for $50,000. The Company is currently planning to do a pre-package Chapter 11 plan. A preliminary survey of bond holders indicates the Company has the support to do this plan. It is possible for the convertible bond holders to end up with a substantial majority of the equity of IMG. Presently, the convertible bond holders are secured by the majority of the Company's assets.

    MICROLYTICS, INC. - The CEO of the Company has resigned and a search for a replacement has been instituted. The Company will seek to reduce the scope of operations pending development of marketing plans for its MicroPages product line.

    MAXSERV, INC. - The Partnership realized capital gains of $125,247.42 on the sale of 50,900 shares of MaxServ, Inc. during the quarter ended March 31, 1995. The Partnership held 531,767 shares as of the quarter end.
Subsequently, the Partnership has sold an additional 13,500 shares for capital gains of $32,697.25, and now holds 518,267 shares of MaxServ, Inc.

    UNICO, INC. The Partnership made an additional $12,500.00 bridge loan investment to the Company on January 26, 1996, to increase the Partnerships' total term notes to an aggregate of $149,250.00 at March
31, 1996.

    During the quarter ending March 31, 1996, except as outlined above, no additional investments were made.

(2) Material Changes in Operations

    Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

    During the past twelve months, interest income has declined substantially as the result of not accruing certain past due payments from portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined as the result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields as compared to debentures.

    Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. This source of income is not available on an ongoing basis, except to the extent funds are available for new investments.

    Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. UNICO, Inc. has terms of certain of its Term Notes for interest payable annually. As of March 31, 1996, all companies are current on interest payments with the following exceptions. At March 31, 1996, Biopharmaceutics, is in arrears in interest payments to the Partnership in the aggregate amount of $318,983.80. CEL Communications is in arrears in interest payments to the Partnership in the aggregate amount of $845,474.13. Global Environmental is in arrears in interest payment to the Partnership in the aggregate amount of $28,129.94. International Movie Group, Inc. is in arrears in interest payment to the Partnership in the aggregate amount of $405,369.86. UNICO, Inc. is in arrears in interest payment to the Partnership in the aggregate amount of $126,975.20.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENAISSANCE CAPITAL PARTNERS, LTD.


May 16, 1996                          /S/ Russell Cleveland
                            ---------------------------------------------
                                    Russell Cleveland, President
                                   Renaissance Capital Group, Inc.,
                                     Managing General Partner


May 16, 1996                          /S/ Barbe Butschek
                            ----------------------------------------------
                                          Barbe Butschek,
                                     Chief Accounting Officer
                                   Renaissance Capital Group, Inc.
                                      Managing General Partner