Form 10-Q
period 1996-06-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1996-08-14
CIK 855567

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________


                       Commission File Number:  018581
                                                -------


                RENAISSANCE CAPITAL PARTNERS, LTD.
___________________________________________________________________________
     (Exact name of registrant as specified in its charter)

          Texas                               75-2296301
____________________________________________________________________________
(State or other jurisdiction                        (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas          75206-1857
___________________________________________________________________________
(Address of principal executive offices)              (Zip Code)

                          214/891-8294
___________________________________________________________________________
     (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes___X____               No ________

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                 Statement of Assets, Liabilities and
                          Partners' Equity

                        As of June 30, 1996
                           (Unaudited)


    Assets                                 December 31, 1995   June 30, 1996
    ------                                 -----------------   -------------

Cash and cash equivalents                     $       2,823    $     165,274
Investments at market value, cost
 of $10,235,147 and $10,273,072, respectively    10,264,655        8,495,166
Interest and fees receivable                        328,189          340,288
                                               ------------     ------------

                                                $10,595,667     $  9,000,728
                                                ===========     ============

   Liabilities and Partners' Equity
   --------------------------------

Accounts payable - related party                   $669,829      $  773,257

                                                    669,829         773,257
                                                 ----------      ----------
Partners' equity:
  General partner                                    25,991           9,007
  Limited partners (128.86 units)                 9,899,847       8,218,464
                                                 ----------      ----------
                                                  9,925,838       8,227,471
                                                 ----------      ----------

                                                $10,595,667      $9,000,728
                                                ===========      ==========

See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS, LTD.

                      Statement of Operations


                           (Unaudited)

                    Three Months Ended June 30,      Six Months Ended June 30,
                       1995             1996           1995             1996
                    ----------       ----------      ---------       ---------

Income:

  Interest          $  77,241        $   3,048       $ 145,643      $    6,726
  Dividends             1,246              -0-           5,927             -0-
                    ---------        ---------       ---------      ----------

    Total income       78,487            3,048         151,570           6,726
                    ---------        ---------       ---------      ----------

Expenses:
  General and
    administrative    56,370            68,040          99,020         124,304
  Management fees     64,430            41,344         128,860          84,065
                    --------         ---------        --------       ---------
    Total expenses   120,800           109,384         227,880         208,369
                    --------         ---------        --------       ---------

    Investment income
     (loss) net      (42,313)         (106,336)        (76,310)       (201,643)

  Net realized and
    unrealized gain
    (loss) on
    investments     (135,313)         (167,629)        257,955      (1,496,724)
                   ---------         ---------        --------      ----------

  Net increase
   (decrease)
   in net assets
   resulting from
   operations     $ (177,626)        $(273,965)       $181,645     $(1,698,367)
                  ==========         =========        ========     ===========


  Income (loss)
    per limited
    partnership
    unit         $   (1,365)       $   (2,105)      $   1,396     $   (13,048)
                 ==========        ==========       =========     ===========




See accompanying notes to financial statements.

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Statement of Partners' Equity
                          (Unaudited)

                                          General       Limited
                                          Partner       Partners        Total
                                          -------       --------        -----

Balance, December 31, 1989            $   (3,465)    $   (74,131)   $  (77,596)

  Proceeds from issuance of 128.86
    limited partnership Units, net
    of syndication fees and brokers'
    commissions of $845,132                 -0-       12,114,964    12,114,964
  Net income                              2,615          258,925       261,540
  Distributions                             -0-         (433,329)     (433,329)
                                       --------        ---------    ----------

Balance, December 31, 1990                 (850)      11,866,429    11,865,579

  Net income                             28,551        2,826,506     2,855,057
  Distributions                             -0-         (795,605)     (795,605)
                                       --------       ----------    ----------

Balance, December 31, 1991               27,701       13,897,330    13,925,031

  Net income                             58,124        5,754,260     5,812,384
  Distributions                             -0-       (1,280,000)   (1,280,000)
                                       --------       ----------    ----------

Balance, December 31, 1992               85,825       18,371,590    18,457,415

  Net income                             17,954        1,777,408     1,795,362
  Distributions                             -0-         (973,160)     (973,160)
                                       --------       ----------    ----------

Balance, December 31, 1993              103,779       19,175,838    19,279,617

  Net loss                              (46,675)      (4,620,838)   (4,667,513)
  Distributions                             -0-       (1,500,000)   (1,500,000)
                                       --------       ----------    ----------

Balance, December 31, 1994               57,104       13,055,000    13,112,104

  Net Income loss                       (31,113)      (3,080,153)   (3,111,266)
  Distributions                             -0-          (75,000)      (75,000)
                                       --------       ----------    ----------

Balance, December 31, 1995               25,991        9,899,847     9,925,838

  Net Income loss                       (16,984)      (1,681,383)   (1,698,367)
                                      ---------       ----------    ----------

Balance, June 30, 1996               $    9,007       $8,218,464    $8,227,471
                                      =========       ==========    ==========

See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                         Statement of Cash Flows

                              (Unaudited)


                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                         1995                1996          1995             1996
                                                        --------           --------      --------         --------
Cash flows from operating activities:
   Net increase (decrease) in net assets
   resulting from operations                         $ (177,626)         $ (273,965)    $ 181,645      $(1,698,370)

 Adjustments to reconcile net decrease to
   cash flows from operating activities:
      Amortization of organizational costs                2,625                -0-         5,250              -0-
      Unrealized (gain) loss on investments             135,313            342,934      (257,955)       1,807,414
      Realized loss on investments                          -0-           (175,305)          -0-         (310,687)
      (Increase) decrease in:
        Accounts receivable                             (38,994)            (7,114)      (16,317)         (12,099)
      Increase (decrease) in:
        Accounts payable - related parties              102,975             74,093       193,512          103,428
      Miscellaneous                                         -0-               (232)          -0-             (247)
                                                      ----------          ---------      --------

      Total adjustments                                 201,919            234,376       (75,510)       1,587,809
                                                      =========           ========      =========
      Net cash flows from operating activities           24,293            (39,589)      106,135         (110,561)

Cash flows from investing activities:
  Purchase of investments                              ( 95,000)           (80,000)     (195,000)        (122,500)
  Proceeds from sale of securities                          -0-            221,937           -0-          395,512

      Net cash flows from investing activities          (95,000)           141,937      (195,000)         273,012
                                                       ---------          ---------     ---------

Cash flows from financing activities:
  Distributions to limited partners                     (75,000)                -0-     (175,000)            -0-
                                                       ---------          ---------     ---------        --------

Net increase (decrease) in cash                        (145,707)            102,348     (263,865)         162,451

Cash and cash equivalents at beginning of period        213,095              62,926      331,253            2,823
                                                       ---------          ---------     ---------

Cash and cash equivalents at end of period           $   67,388           $  165,274    $  67,388       $ 165,274
                                                     ==========           ==========    =========       =========



See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Notes to Financial Statements

                               June 30, 1996



(1)  ORGANIZATION AND BUSINESS PURPOSE

     Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. Limited Partnership contributions of $12,886,000 were secured upon final closing of the Partnership on June 14, 1990. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 1998 subject to the right of the Independent General Partners to extend the term for up to three additional one-year periods if they determine that such extension is in the best interest of the Partnership.

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

     (e) MANAGEMENT EXTIMATES

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

     (f) INTEREST INCOME

     Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $232,935 and the amount determined to be uncollectible and charged against the income was $229,887.

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

     Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994 at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended June 30, 1996 were $41,344.

     Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended June 30, 1996 the Partnership incurred reimbursable expenses of $32,749 and reimbursed Renaissance nothing to be applied to the total account.

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

                     RENAISSANCE CAPITAL PARTNERS, LTD.
                  Notes to Financial Statements (Continued)

                               June 30, 1996

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

                     RENAISSANCE CAPITAL PARTNERS, LTD.
                  Notes to Financial Statements (Continued)

                              June 30, 1996

                                                    CONVERSION       FAIR
                                          COST     OR FACE VALUE     VALUE
Biopharmaceutics, Inc.
12.5% Convertible Debenture           $1,000,000     $1,320,000    $1,190,800
Conversion price $.25, maturity 10/10/98

CEL Communications, Inc.
12.50% Convertible Debenture           1,825,000      1,825,000     1,165,850
Conversion price $.80, maturity 7/1/98
Nine-month secured note                   50,000         50,000        50,000
Post Petition loans                      545,000        545,000       545,000
Standby Commitment*                       50,000         50,000        50,000

Global Environmental Corp.
Convertible Preferred Stock              100,000         75,000        70,500
B Preferred Stock                      1,600,000      1,200,000     1,078,000
Term Note                                211,635        211,635       211,635

International Movie Group, Inc.
12% Convertible Subordinated Debenture 1,500,000      1,500,000       750,000
Conversion price $1.50, maturity 3/31/98

MaxServ, Inc.Common Stock                352,425      1,820,863     1,802,654

Microlytics, Inc.
Convertible Preferred Stock            1,556,654        264,631       198,753
Common Stock                             133,108         34,813        32,724

UNICO, Inc.
12.50% Convertible Debenture           1,250,000       1,250,000    1,250,000
Conversion price $.90, maturity 1/1/99
Term Note                                149,250         149,250      149,250
*Less undisbursed commitments            (50,000)        (50,000)     (50,000)
                                     -----------     -----------   ----------

                                     $10,273,072     $10,246,192   $8,495,166
                                     ===========     ===========   ==========


     Additional post petition loans in the aggregate amount of $80,000 were made to CEL Communications, Inc. in the current quarter. The Partnership has a standby commitment with CEL Communications, Inc. for an additional $50,000.
     The Partnership realized a capital gain of $175,305 on the sale of 61,867 shares of MaxServ, Inc. during the quarter ended June 30, 1996.

(7)  RELATED PARTY TRANSACTIONS
     Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (1) Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

     For the past 3 months, the Partnership recorded a decrease of approximately $273,965 in the net assets resulting from operations. This was due primarily to a decrease in market values for the common stocks of certain of its Portfolio companies.

     The following Portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

     CEL COMMUNICATIONS - The Company is seeking a sale of assets or merger as a basis for finalizing a plan of liquidation. The Partnership has agreed to stay foreclosure action until mid September pending such plan of liquidation. The Partnership has provided additional post petition financing of $80,000 during the first quarter of 1996. This brings the Partnerships' post petition financing to a total of $595,000.00 at the quarter end. In addition, the Partnership has agreed to provide additional loans to the Company in the amount of $30,000 to cover legal fees. Subsequently, the Partnership has provided additional post petition financing during the second quarter, in the amount of $30,000, concluding this commitment to cover legal fees.

     GLOBAL ENVIRONMENTAL - The Company has employed a new president and CEO and effective May 22, 1996 has sold the stock and assets of Rage, Inc., the wholly owned subsidiary, engaged in design and construction of material handling systems to the former President and CEO in consideration for assumption of certain liabilities and for common stock. The Company has consolidated its facilities at Hagerstown, Maryland.

     MAXSERV, INC. - The Partnership realized capital gains of $175,305.00 on the sale of 61,867 shares of MaxServ, Inc. during the quarter ended June
30, 1996. This brings the total realized gains on the sale of 112,767 shares of MaxServ stock to $300,552 for the first six months of 1996. The Partnership held 469,900 shares as of the quarter end. Subsequently, the Partnership has sold an additional 19,900 shares for capital gains of $81,968.35, and now holds 450,000 shares of MaxServ, Inc.

     During the quarter ending June 30, 1996 except as outlined above, no additional investments were made.
(2) Material Changes in Operations

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

     Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees was also recorded. This source of income is not available on an ongoing basis, except to the extent funds are available for new investments.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. UNICO, Inc. has terms in certain of its Term Notes for interest payable annually. As of June 30, 1996 all companies are current on interest payments with the following exceptions:
Biopharmaceutics is in arrears in interest payments to the Partnership in the aggregate amount of $360,089.11; CEL Communications is in arrears in interest payments to the Partnership in the aggregate amount of $939,682.40; Global Environmental is in arrears in interest payment to the Partnership in the aggregate amount of $34,107.65; International Movie Group, Inc. is in arrears in interest payment to the Partnership in the aggregate amount of $450,246.55; UNICO, Inc. is in arrears in interest payment to the Partnership in the aggregate amount of $173,479.32.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

162nd Judicial District Court, Dallas, County, Texas

John Pembroke vs. Renaissance Capital Group, Inc.
Commenced on November 9, 1995

John Pembroke vs. Renaissance Capital Partners, Ltd.
Commenced on July 15, 1996

On November 9, 1995, John Pembroke commenced action against Renaissance Capital Group, Inc. ("Renaissance Group") seeking collection of a judgment awarded to him by default in a suit against AFN, Inc. in the amount of $2,441,320.04 plus interest and attorney's fees to seek payment of sums claimed due under an employment contract with AFN, Inc. The stated basis for claim was that Renaissance Group became the "alter ego" of AFN and therefore liable under the employment contract. Renaissance Group has denied liability and seeks dismissal of the action on summary judgment. The Partnership may be bound by agreement to indemnify Renaissance Group from any costs of litigation and any judgments in favor of Pembroke.

On July 15, 1996, the Partnership commenced action against Pembroke seeking damages for its losses on the investment of AFN, Inc. The basis for claim is misrepresentations made by Pemkbroke regarding the financial condition of AFN, Inc. at the time of the Partnership's investment. Pembroke has denied liability.

On July 26, 1996, Pembroke filed a counterclaim against the Partnership based on the same claims and demands as the earlier suit commenced against Renaissance Capital Group, Inc.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RENAISSANCE CAPITAL PARTNERS, LTD.


August 13, 1996                     /s/ Russell Cleveland
                        -----------------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner

                               Russell Cleveland, President

August 13, 1996                    /s/ Barbe Butschek
                        -----------------------------------------------
                   Renaissance Capital Group, Inc., Managing General Partner
                          Barbe Butschek, Chief Financial Officer