Form 10-Q
period 1996-09-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1996-11-18
CIK 855567

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended September 30, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to _________________



                       Commission File Number:  018581



                      RENAISSANCE CAPITAL PARTNERS, LTD.
  ___________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            Texas                                         75-2296301
  __________________________________________________________________________
  (State or other jurisdiction                    (I.R.S. Employer I.D. No.)
  of incorporation or organization)

  8080 North Central Expressway, Dallas, Texas            75206-1857
  __________________________________________________________________________
  (Address of principal executive offices)                         (Zip Code)

                                  214/891-8294
  __________________________________________________________________________
             (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X          No

                         PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
  ----------------------------

                      RENAISSANCE CAPITAL PARTNERS, LTD.
                     Statement of Assets, Liabilities and
                               Partners' Equity

                                 (Unaudited)


                                   ASSETS

                                               December 31,     September 30,
                                                   1995             1996


  Cash and cash equivalents                    $     2,823       $   111,423
  Investments at market value, cost of
   $10,235,147 and $10,555,617                  10,264,655         9,763,567
  Interest and fees receivable                     328,189           256,151
                                               -----------       -----------
                                               $10,595,667       $10,131,141
                                               ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

  Liabilities:
   Accounts payable - related party           $    669,829       $   823,713

      Total liabilities                            669,829           823,713
                                               -----------       -----------

  Partners' equity:
    General partner                                 25,991            19,807
    Limited partners (128.86 units)              9,899,847         9,287,621
                                               -----------       -----------

      Total partners' equity                     9,925,838         9,307,428
                                               -----------       -----------

                                               $10,595,667       $10,131,141
                                               ===========       ===========

  See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statement of Operations


                                         (Unaudited)

                                               Three Months Ended September 30,       Nine Months Ended September 30,
                                                    1995             1996                  1995             1996
                                                -----------       -----------           ----------       -----------
    Income:

         Interest                               $   47,056        $  101,741            $  192,699       $  108,467
         Dividends                                     562                -                  6,489               -
                                                ----------        ----------            ----------       ----------
           Total income                             47,618           101,741               199,188          108,467
                                                ----------        ----------            ----------       ----------
    Expenses:
         General and administrative                 42,581           167,398               141,601          291,702
         Management fees                            64,430            46,771               193,290          130,836
                                                ----------         ---------            ----------       ----------
           Total expenses                          107,011           214,169               334,891          422,538
                                                ----------         ---------            ----------       ----------
           Investment income (loss) net            (59,393)         (112,428)             (135,703)        (314,071)

         Net realized and unrealized
          gain (loss) on investments               (22,818)        1,192,385               235,137         (304,339)

         Net increase (decrease) in
          assets from operations                $  (82,211)       $1,079,957            $   99,434       $ (618,410)
                                                ==========        ==========            ==========       ==========

       Income (loss) per limited
          partnership unit                      $     (632)       $    8,297            $      764       $   (4,751)
                                                ==========        ==========            ==========       ==========


    See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Statement of Partners' Equity


                     Nine Months Ended September 30, 1996

                                 (Unaudited)

                                       General       Limited
                                       Partner       Partners       Total
                                       -------       --------       -----
  Balance, December 31, 1995         $  25,991     $9,899,847    $9,925,838

       Net loss                         (6,184)      (612,226)     (618,410)
                                     ---------     ----------    ----------
  Balance, September 30, 1996        $  19,807     $9,287,621    $9,307,428
                                     =========     ==========    ==========














  See accompanying notes to financial statements.

                         RENAISSANCE CAPITAL PARTNERS, LTD.

                             Statement of Cash Flows

                                  (Unaudited)

                                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                                                  1995              1996                1995             1996
                                                               ----------        ----------          ----------       ----------
    Cash flows from operating activities:
         Net income (loss)                                   $  (82,211)         $1,079,957          $   99,434      $ (618,413)

         Adjustments to reconcile net income (loss)
          cash flows provided by operating activities:
             Amortization of organizational costs                    -                   -                5,250              -
             Net realized and unrealized (gain) loss on
              investments                                        22,818          (1,192,385)           (235,137)        304,340
             (Increase) decrease in accounts receivable         (35,234)             84,137             (51,551)         72,038
             Increase in accounts payable - related parties      96,306              50,456             289,818         153,884
                                                             ----------          ----------           ---------        --------

             Total adjustments                                   83,890          (1,057,792)              8,380         530,262
                                                             ----------          ----------           ---------        --------
             Net cash flows provided by operating activities      1,679            (22,165)             107,814         (88,148)
                                                             ----------          ----------           ---------        --------
    Cash flows from investing activities:
         Proceeds from sale of investments                       31,247             243,954              31,247         639,218
         Purchase of investments                                (40,000)           (319,970)           (235,000)       (442,470)
                                                             ----------          ----------           ---------        --------
             Net cash flows provided by investing activities     (8,753)            (76,016)           (203,753)        196,748
                                                             ----------          ----------           ---------        --------
    Cash flows from financing activities:
         Distributions to limited partners                           -                   -             (175,000)             -
                                                             ----------          ----------           ---------        --------
    Net increase (decrease) in cash                              (7,074)            (53,851)           (270,939)        108,600

    Cash and cash equivalents at beginning of period             67,388             165,274             331,253           2,823
                                                             ----------          ----------           ---------        --------
    Cash and cash equivalents at end of period               $   60,314          $  111,423           $  60,314        $111,423
                                                             ==========          ==========           =========        ========



    See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Notes to Financial Statements

                            September 30, 1996



  (1)  Organization and Business Purpose
       ---------------------------------

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

  (2)  Summary of Significant Accounting Policies
       ------------------------------------------

       (a) Organizational Costs
           --------------------

       Costs of organizing the Partnership were capitalized and amortized on a straight-line basis over five years. These costs were completely amortized during the quarter ended June 30, 1995.

       (b) Contributed Capital
           -------------------

       Proceeds from the sale of the limited partnership interests, net of related selling commissions and syndication costs, are recorded as contributed capital.

       (c) Statement of Cash Flows
           -----------------------

       The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. No interest or income taxes were paid during the periods.

       (d) Valuation of Investments
           ------------------------

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

       (e) Management Estimates
           --------------------

       The financial statements have been prepared in conformity withgenerally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

       (f) Interest Income
           ---------------
       Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued forthe current quarter was $210,197, and the amount determined to be uncollectible and charged against the income was $108,456 for the three months ended September 30, 1996.

  (3)  Basis of Presentation
       ---------------------

       The accompanying financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required bygenerally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                           September 30, 1996

  (4)  Management
       ----------
       Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is registered as an investment adviser under the Investment Advisers Act of 1940. Pursuant to the management agreement, Renaissance will performcertain services, including certain management, investment, and administrative services, necessary for the operation of the Partnership.

       Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended September 30, 1996, were $46,771.

       Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended September 30, 1996, the Partnership incurred reimbursable expenses of $98,685 and reimbursed Renaissance $95,000 which was applied to the total account.

       In addition, the Partnership is served by two independent, individual general partners (the "Independent General Partners"). The Independent General Partners receive a quarterly fee of $6,000 each, payable in advance.

  (5)  Federal Income Taxes
       --------------------

       No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

  (6)  Partnership Agreement
       ---------------------

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

  (7)  Investments
       -----------

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

       Generally, debt securities will be valued at their face value.
  However, if the debt is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will ofnecessity be recognized.

       The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

                        RENAISSANCE CAPITAL PARTNERS, LTD.

                              September 30, 1996

                                                            CONVERSION       FAIR
                                                   COST    OR FACE VALUE     VALUE
    Biopharmaceutics, Inc.
    12.5% Convertible Debenture                $1,000,000     $1,120,000     $1,002,800
    conversion price $.25, maturity 10/10/98

    CEL Communications, Inc.
    12.50% Convertible Debenture                1,825,000      1,825,000      1,165,850
    conversion price $.80, maturity 7/1/98
    Secured Note                                   50,000         50,000         50,000
    Post Petition Loans                           575,000        575,000        575,000

    Global Environmental Corp.
    Convertible Senior Preferred Stock            100,000         93,750         88,125
     conversion price $.40
       Convertible B Preferred Stock            1,600,000      1,500,000      1,360,000
     conversion price $.40
    Term Note                                     211,635        211,635        211,635
    Common Stock                                   50,000         75,000         70,500
    International Movie Group, Inc.
    12% Convertible Subordinated Debenture      1,500,000      1,500,000        750,000
     conversion price $1.50, maturity 3/31/98

    MaxServ, Inc.Common Stock                     315,000      2,310,000      2,286,900

    Microlytics, Inc.
    Common Stock                                1,689,762        211,372        148,690
    UNICO, Inc.
    Convertible Preferred Series C Stock        1,589,220      2,185,178      2,004,067
     conversion price $.25
    Term Note                                      50,000         50,000        50,000
                                              -----------    -----------    ----------
                                              $10,555,617    $11,706,935    $9,763,567
                                              ===========    ===========    ==========

         The Partnership loaned UNICO, Inc. $50,000 for the quarter ended September 30, 1996. The Partnership also purchased $50,000 of common stock in Global Environmental Corp.

       Additional post petition loans in the aggregate amount of $30,000 were made to CEL Communications, Inc. in the current quarter.

       The Partnership realized a capital gain of $206,529 on the sale of 49,900 shares of MaxServ, Inc. during the quarter ended September 30, 1996.

  (8)  Related Party Transactions
       --------------------------

       Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended September 30, 1996.

  (9)  Litigation
       ----------

       The Partnership is involved in litigation arising in the ordinary course of business. In the opinion of the Partnership's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Partnership's financial position.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  (1) Material Changes in Financial Condition

       Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding discuss seasonal fluctuations.

       For the past 3 months, the Partnership recorded an increase of $1,079,957 in the net assets resulting from operations. This was due primarily to an increase in market values for the common stocks of certain of its Portfolio companies.

       The following Portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

       BIOPHARMACEUTICS, INC. Subsequent to the quarter, we have tentatively agreed to convert $400,000 of our Debentures into common stock of the company in accordance with the terms of the Loan Agreement.

       CEL COMMUNICATIONS, INC. The Partnership has provided an additional $30,000 of funding in the quarter ended September 30, 1996, bringing total advances for legal and administrative costs for the nine months to $140,000. The Partnership has requested and obtained court approval for a "Lift Stay Order", which permits the Partnership to foreclose on its collateral consisting of the video library and archives owned by the Company. This collateral includes the Video Encyclopedia of the 20th Century. The foreclosure sale is scheduled for November 15, 1996.

       GLOBAL ENVIRONMENTAL CORP. In September, 1996, the Company sold 1,250,000 shares of stock for $300,000. The Partnership purchased 250,000 of the shares for $50,000 and another investor purchased the balance for $250,000. the issuance of these additional shares triggered the anti-dilution provisions of the Company's preferred stocks which lowered the per share conversion price to $0.40 per share. This reduction in the conversion price increased the shares available upon conversion of the Partnership's preferred stocks to 4,250,000 shares of Global Environmental's common stock.

       MAXSERV, INC. The Partnership realized capital gains of $206,529 on the sale of 49,900 shares of MaxServ, Inc. during the quarter ended September 30, 1996. This brings the total realized gains on the sale of 162,667 shares of MaxServ stock to $507,081 for the first nine months of 1996. At September 30, 1996, the Partnership held 420,000 shares of the Company's common stock.

       UNICO, INC. In accordance with a Loan Conversion Agreement dated July 12, 1996, as amended July 30, 1996, UNICO, Inc. and the Partnership agreed to convert the December, 1991 Convertible Debentures ($1,250,000 principal amount) and accrued interest thereon of $170,871, and Notes receivable ($150,000 principal amount) along with the accrued unpaid interest thereon of $18,349, into 1,589,220 shares of the Company's Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 4 shares of UNICO's common stock, which effectively lowered the conversion rate of the Company's debt held by the Partnership from $0.90 to $0.25 per share. In addition, other holders of UNICO's Notes converted $150,000 of debt plus accrued interest into 168,349 shares of Series C stock. The series C Preferred Stock is preferred in liquidation, not dividends.

  It has an anti-dilution provision and is automatically converted at the issuance of a registration statement for UNICO's stock or August 1, 1998. The stock carries piggy-back registration provisions. Subsequent to the agreement to convert as discussed above, the Partnership advanced an additional $50,000 to the Company. This advance is evidenced by a secured note.

       During the quarter ending September 30, 1996, except as outlined above, no additional investments were made.


  (2) Material Changes in Operations

       Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

       During the past twelve months, interest has increased by $54,685 whereby prior period interest income which was delinquent, was recognized upon conversion of the UNICO portfolio investment as outlined in the above discussion. Interest income has otherwise declined substantially as the result of not accruing certain past due payments from portfolio companies because the likelihood of receiving such payments appears to be in question. In addition, income has declined as the result of payment defaults and as the Partnership has converted debentures into common and preferred stock that traditionally have lower current yields as compared to debentures.

       Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. This source of income is not available on an ongoing basis, except to the extent funds are available for new investments.

       Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. As of September 30, 1996, all companies are delinquent on interest payments as follows:
  Biopharmaceutics is in arrears in interest payments to the Partnership in the aggregate amount of $402,941.24; CEL Communications is in arrears in interest payments to the Partnership in the aggregate amount of $1,039,064.86; Global Environmental is in arrears in interest payment to the Partnership in the aggregate amount of $40,301.72; International Movie Group, Inc. is in arrears in interest payment to the Partnership in the aggregate amount of $495,616.41;

                            PART II - OTHER INFORMATION


  ITEM 1. LEGAL PROCEEDINGS

  162nd Judicial District Court, Dallas, County, Texas

  John Pembroke vs. Renaissance Capital Group, Inc.
  Commenced on November 9, 1995

  Renaissance Capital Partners, Ltd. vs. John Pembroke
  Commenced on July 15, 1996

  John Pembroke vs. Renaissance Capital Partners, Ltd.
  Commenced on July 26, 1996

       On November 9, 1995, John Pembroke commenced action against Renaissance Capital Group, Inc. ("Renaissance Group") seeking collection of a judgment awarded to him by default in a suit against AFN, Inc. in the amount of $2,441,320.04 plus interest and attorney's fees to seek payment of sums claimed due under an employment contract with AFN, Inc. The stated basis for claim was that Renaissance Group became the "alter ego" of AFN and therefore liable under the employment contract. Renaissance Group has denied liability and seeks dismissal of the action on summary judgment.
  The Partnership may be bound, by agreement to indemnify Renaissance Group from any costs of litigation and any judgments in favor of Pembroke.

       On July 15, 1996, the Partnership commenced action against Pembroke seeking damages for its losses on the investment of AFN, Inc. The basis for claim is misrepresentations made by Pembroke regarding the financial condition of AFN, Inc. at the time of the Partnership's investment. Pembroke has denied liability.

       On July 26, 1996, Pembroke filed a counterclaim against the Partnership based on the same claims and demands as the earlier suit commenced against Renaissance Group, Inc.

                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 RENAISSANCE CAPITAL PARTNERS, LTD.

  November 18, 1996                  /s/ Russell Cleveland
                               -------------------------------------
                                   Renaissance Capital Group, Inc.,
                                       Managing General Partner
                                     Russell Cleveland, President



  November 18, 1996                  /s/ Barbe Butschek
                              --------------------------------------
                                   Renaissance Capital Group, Inc.,
                                       Managing General Partner
                              Barbe Butschek, Chief Financial Officer