Form 10-K
period 1996-12-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1997-03-28
CIK 855567

                                      FORM 10-K
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549

     MARK ONE
        X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       ---- EXCHANGE ACT OF 1934 [FEE REQUIRED]

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ---- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended  December 31, 1996   Commission File Number 0-18581
                           -----------------                          -------

                        RENAISSANCE CAPITAL PARTNERS, LTD.
              (Exact name of registrant as specified in its charter)

                     TEXAS                               75-2296301
(State of incorporation or organization) (I.R.S. Employer Identification No.)

                 SUITE 210, LB 59,
          8080 NORTH CENTRAL EXPRESSWAY,
                  DALLAS, TEXAS                              75206
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code(214) 891-8294

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

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K. (     )
     State the aggregate market value of the voting stock held by non affiliates of the registrant.

     As of December 31, 1996, there were 128.86 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $100,000. There is no market in the Units. Based on Unit values as reflected in the Registrant s Financial Statements, the aggregate value of the Partnership Interests held by non-affiliates as of December 31, 1996 is $11,708,791. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1996 is $481,791.

                                       PART I
                                       ------

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital Partners, Ltd. (sometimes referred to as the "Registrant or the Partnership") is a Texas limited partnership, (organized as of July 31, 1989 with commencement of full operations on July 1, 1990), that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Partnership raised net proceeds of approximately $12,100,000 in a private placement offering of Limited Partnership Units pursuant to Regulation D of the Securities Act of 1933, as amended, (the "Securities Act") and concurrently filed a registration statement regarding such units pursuant to Section 12g of the Exchange Act of 1934, as amended (the "Exchange Act"). Upon closing of the offering, the Partnership commenced operations as a Business Development Company.

     The investment objective of the Partnership is to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the "Debentures") of small and medium size public companies ("Portfolio Companies"). The Partnership's stated goal is to achieve a 10% annual current return to the holders of limited partnership interests (the "Interests"); provided, however, that such current return will be increased or decreased from time to time, dependent upon the actual operating results of the Partnership.

     Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, serves as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure, and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Adviser Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with respect to the operations of the Partnership (the "Independent General Partners") (see "Item 10. Directors and Executive Officers the Registrant").

     Generally, investments will be made in companies that have their common stock registered for public trading under the Exchange Act, or that have made arrangements, satisfactory to the Partnership, for commencement of such registration in conjunction with the financing. The terms of the documents evidencing the Partnership's investment ("Portfolio Investments") in companies ("Portfolio Companies") generally provide that the Partnership will have the right to convert its Debentures into or otherwise acquire common stock in exchange for its Debentures. With one exception to date, each financing has been, and it is generally contemplated will continue to be, a direct placement with the Portfolio Company.

     Accordingly, while such common stock of a Portfolio Company may be publicly traded, the common stock to be acquired by the Partnership is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act or after registration pursuant to the Securities Act.

     During 1996 the Partnership was solely engaged in carrying forward its plan of business operations. Since 1990, the Partnership has no new Portfolio Company investments.

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

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments," such being generally defined, as direct placements to qualifying companies and temporary investments in "cash items" pending other investments.
However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments" that is, investments that do not qualify as "eligible portfolio investments," such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible portfolio companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Temporary Investments" consisting primarily of money market funds which qualify as cash or cash equivalents.

     At December 31, 1996 the Registrant s investment assets were classified by amount as follows:

           Classification              Cost               Percentage
           --------------              ----             of Investments
                                                        --------------
   Eligible Portfolio Companies     $7,557,301*             84.34%

   Other Portfolio Companies         1,402,941              15.66%

      * Including investment in "Sunrise Media LLC" of $1,757,133.


INVESTMENT OBJECTIVES

     The investment objective of the Partnership is to provide its Limited Partners with both current income and long-term capital appreciation.

     The Partnership seeks to provide current cash returns to investors through a priority distribution on each Limited Partner's Initial Capital Subscription of current investment interest income (as defined in the Partnership's Restated Agreement of Limited Partnership) (the "Partnership Agreement") while providing opportunities for capital gains appreciation through appreciation in values of convertible debenture securities

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. The initial distribution was at the rate of 2.5% of the Limited Partner's Initial Capital Subscription. Thereafter, at the discretion of the Managing General Partner, the distribution may be increased or decreased from time to time. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership. As the result of decreasing cash resources in 1995 and 1996, the distributions to the limited partners were discontinued. As the Partnership s investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

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



     BUSINESS DEVELOPMENT COMPANY
          A BDC basically:


          (1) is a closed-end management company making 70% of its investments only in certain companies (identified as "Eligible

              Portfolio Companies"), and in "cash items" pending other investments. Under the regulations established by the SEC under the 1940 Act only certain companies may qualify as "Eligible Portfolio Companies." These qualifications are:
               (A) it must be organized under the laws of a state or states,

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


     Therefore, the General Partners believe that "Eligible Portfolio Companies" are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered.

     Further, the regulations generally provide that the securities must be obtained in direct transactions with the Portfolio Company and as such are generally restricted from transferability in the public markets.


     Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it will not be the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership will only provide managerial assistance, and will seek to limit its "control" position by requiring only that a designee of the Partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Partnership's general policies, the application of these policies will of necessity vary with each investment situation.



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

     NON-QUALIFYING BDC INVESTMENTS


     Further, under the 1940 Act, the Partnership may only acquire qualifying and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of any proposed acquisition, less than 70% of the value of the Partnership assets consists of qualifying assets. Qualifying assets include, inter alia, financings for Eligible Portfolio Companies; "follow-on" financing to Portfolio Companies in which the BDC is a principal security holder; cash items; U.S. governmental securities; and high-quality, short-term debt securities.



     INVESTMENT ADVISERS ACT OF 1940 AND INVESTMENT ADVISERS AGREEMENT


     The Managing General Partner is the investment adviser to the Registrant pursuant to the Investment Advisory Agreement, as amended on March 7, 1994 and ratified by a majority of the holders of Units on April 22, 1994 (the "Investment Advisory Agreement") and is registered as an investment adviser under the Advisers Act, subject to the reporting and other requirements thereof. The Advisers Act also provides restrictions on the activities of registered advisers to protect its clients from manipulative or deceptive practices. While the Advisers Act generally restricts performance compensation, the Advisers Act was amended to allow an investment adviser to a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.


     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets, provided, however that to the extent any portion of such fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized, In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Initial Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive quarterly fees thereafter equal to 0.5% of Net Assets, as defined in the Partnership Agreement. For the years ended December 31, 1996, 1995, 1994 and 1993, the Managing General Partner elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.

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



     PARTNERSHIP INVESTMENTS


     As of December 31, 1996, the Partnership held six active (6) Portfolio Investments in Companies, five of which meet the criteria of investments in Eligible Portfolio Companies and one which did not.



     BIOPHARMACEUTICS, INC.  (BPH) (ASE)


     Biopharmaceutics is a manufacturer and distributor of generic drugs and other pharmaceutical products.


     On September 12, 1991, the Partnership invested $300,000 in a 12.5% convertible debenture issued by Biopharmaceutics, Inc. ("Biopharmaceutics") of Bellport, New York as the first disbursement under a $1,000,000 loan agreement pursuant to which the Partnership had the option to invest an additional $700,000 subject to certain conditions. On January 31, 1992, the second disbursement of $350,000 was completed and the final disbursement of $350,000 was completed on June 15, 1992.


     Interest is payable quarterly. The debentures are non-callable for three years and provide for quarterly principal installments commencing on October 1, 1994, which installments will amortize approximately one/half of the principal with the balance due at maturity on October 1, 1998.

     At the option of the Partnership the Debenture is convertible at any time into Biopharmaceutics common stock at the lesser of $0.25 per share or 80% of the bid price per share averaged over the twenty trading days immediately prior to the date of exercising the right to convert. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after April 1, 1994, is entitled to at least one such registration at Biopharmaceutic's expense.


     Pursuant to a letter agreement dated December 22, 1994, the Partnership waived defaults by Biopharmaceutics under the loan agreement through April 1, 1995, and agreed to convert a portion of its Debentures ($120,000) into common stock (480,000 shares). The Agreement also provided for the roll up of interest due on or before December 31, 1995, in the amount of $130,982 into a 10% term note.

     As a result of Biopharmaceutics being delisted from the American Stock Exchange, the transactions outlined in this letter agreement were never consummated. Accordingly, no note was received for accrued interest, nor was any portion of the debentures converted into common stock of the Company during 1995.

     In accordance with a "Debenture Conversion" agreement effective December 15, 1996, the Partnership. converted $300,000 of its convertible debentures into 1,200,000 shares of Biopharmaceutics, Inc.'s common stock, and the remaining $700,000 of convertible debentures were reissued into seven $100,000 re-issued convertible debentures maturing on October 1, 1998. These re-issued debentures contain substantially the same features and provisions as the original debentures, except for sinking fund requirements.

     In addition, the agreement provided for issuance of new convertible debentures to evidence accrued, unpaid interest on the original debentures as of September 30, 1996, in the amount of $402,941. These new debentures were issued as of September 30, 1996 and, with the exception of being convertible at the lesser of $0.27 per share or 80% of the bid price per share averaged over the twenty days prior to the date of exercising the right to convert, contain the same terms and conditions of the re-issued debentures.

     In February 1997, the Partnership sold 235,000 shares of
Biopharmaceutics, Inc. common stock for $128,167, resulting in a gain of $69,417.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, has been elected to the Board of Directors of Biopharmaceutics as the Partnership s Director Designee.


     This investment is not classified as an Eligible Portfolio Investment because the Biopharmaceutics' common stock was listed on the American Stock Exchange.

   GLOBAL ENVIRONMENTAL CORP. (GLEN)


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

    During 1994, the Partnership purchased 1,000 shares of Series A Cumulative Convertible Preferred Stock for $100,000.


     On December 31, 1994, the Partnership exchanged with Global its convertible debentures #1 issued by Global in the principal amount of $1,250,000 and its convertible debentures #2 issued by Global in the principal amount of $350,000 for the aggregate of 16,000 shares of the Series B Preferred Stock ($100 per share). The Series B Preferred Stock ranks parri passu in dividend and liquidation rights with Global's issued and outstanding Series A Preferred Stock. The holders of the Series B Convertible Preferred Stock are entitled to receive cumulative annual dividends in the amount of $10 per share which shall be payable quarterly. The holders of the Series B Preferred Stock are entitled to vote the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could be converted into pursuant to the conversion feature. The holders of the Preferred stock have the right to elect the majority of the board of directors of Global if certain defaults occur under the preferred stock purchase agreement or if more than one-third of the Series B Preferred Stock remains outstanding after October 31, 1999. The holders of the Series B Preferred Stock shall have the right to convert their stock into Global's common stock initially at $0.50 per share. The $0.50 conversion price shall be reduced downwards if Global fails to register the underlying common stock of the Series A and Series B Preferred Stock. The holders of the Series B Preferred Stock have certain anti-dilution rights.


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


     Effective May 22, 1996, the Global Environmental Corp. sold the stock and assets of Rage, Inc., a wholly owned subsidiary, engaged in the design and construction of material handling systems to Global's former President and CEO in consideration of certain liabilities and for common stock in Global.

     In September 1996, the Partnership purchased 200,000 shares of Global's common stock for $0.25 per share and an additional investor purchased 1,000,000 shares for $250,000. Effective October 31, 1996, as part of the Global's plan or recapitalization, the Partnership agreed to convert its Series "A" Preferred Stock into 400,000 shares of common stock, its Series "B" Preferred Stock into 6,400,000 shares of common stock, and the $211,635 note into 846,542 shares of common stock of Global. In addition, the accrued unpaid interest on the note together with accumulated, unpaid dividends on both preferred stocks were capitalized by issuance of 1,597,252 shares of common stock of the Company to the Partnership. These shares were all issued at a conversion price of $0.25 per share.


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


     IMG was unable to raise the remaining $3.5 million of required equity. Accordingly the transaction was not completed and the escrow funds returned. On July 3, 1996, an involuntary petition of bankruptcy was filed on the Company. In October 1996, the U.S. Trustee of the Central District of California, U.S. Department of Justice, notified the Partnership that IMG had filed a petition under Chapter 11 of the Bankruptcy Code and the first creditor's conference was held October 11, 1996. The Company is presently being reorganized and it is anticipated the plan will be completed in mid-1997. It is anticipated the Bondholders, of which the Partnership is a member, will retain the significant equity position in the reorganized Company.

     Russell Cleveland, the Chairman, President, Director and principal stockholder of the Managing General Partner, has been elected Chairman of the Creditor's Committee.


     IMG does have a substantial film library and other assets but the amount that could be realized are not known at this time. If the bondholders converted their convertible debentures to equity, the net worth of IMG would be about $15 million or approximately $.50 per share. The Independent General Partners and Managing General Partner, after reviewing the status of the Company, established a 50% reserve and decreased the investment to $750,000. This reserve may be increased or decreased depending upon the final reorganization plan.


   MAXSERV, INC. (MXSV)

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

     In early March 1994, MaxServ demanded, pursuant to the terms of the convertible debentures, that the Partnership convert its debentures to common stock. On March 31, 1994, the Partnership converted the entire principal amount of its debentures in the face amount of $800,000 into common stock at seventy-five cents ($0. 75) per share (1,066,667 shares). Immediately upon conversion, the Partnership sold 74,000 shares at $5.00 per share. On July 15, 1994, the Partnership sold an additional 400,000 shares in a private
transaction for $4.50 per share.   In 1995, the Partnership sold 10,000
shares of stock for $31,247 resulting in a gain of $23,747 and in 1996, the Partnership sold 186,667 shares for $735,667 resulting in a gain of $598,747. Subsequent to December 31, 1996, an additional 100,000 shares were sold for $704,556, posting a gain of $629,556.


     Sears Roebuck & Co., the majority owner of the Company, issued a tender offer for the Company's stock at $7.75 per share. The Partnership tendered its remaining stock, the proceeds of which, by agreement, will be paid in March, 1997.


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

     The Debenture was convertible into SelecTronics common stock at $.40 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after March 31, 1994, is entitled to at least one such registration at SelecTronic s expense.

     At December 31, 1993, SelecTronics was in default on its interest payment obligations and also was not in compliance with certain loan covenants in regards to maintenance of financial condition. However, during 1994, the Company substantially reduced its operating losses and negotiated the sale of its linguistic software products lines (spell-checkers, thesaurus, and foreign language translators) for cash, which actions enabled it to negotiate a substantial reduction in its secured bank debt obligation in return for a partial cash repayment, notes and stock warrants. In connection with these transactions, the Partnership agreed to exchange its debentures, including accrued interest thereon of $439,762, for a 6% Convertible Preferred stock, convertible into common stock at $0.10 per share, retaining the stock registration rights.

     On September 8, 1994, the Partnership purchased 2,047,734 shares of common stock from an investor for $133,108 or $0.065 per share.

     The sales of the linguistic product lines represented a substantial change in the nature of business of the Company. Following the sale, the Company's principal product line consists of computer telephone directory systems which are being marketed under the trade name "MicroPages". While the Company has been engaged in the development of this product line for more than one year, this is substantially a new business enterprise and marketing efforts have just recently been initiated.

     In that regard, in June of 1995, the Company received a capital infusion of $2.5 million from an affiliate of an investment banking firm, in exchange for the issuance of 31,250,000 shares of common stock. Effective December 18, 1995, the Company instituted a name change to Microlytics, Inc. (OTC:
MYCX) which the Company believes is more in tune with the change in the nature of its business. On November 27, 1996, the Company filed a petition for Bankruptcy with the United States Bankruptcy Court Northern District of New York. No proof of claim par date has been set. However, it is anticipated there will be no recovery on this investment and accordingly the loss has been recognized at December 31, 1996.

   UNICO, INC.  (UICO)

     UNICO, through its wholly owned subsidiary, United Coupon Corporation, is engaged in franchising and production of direct mail advertising

     On December 31, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by UNICO, Inc. ("UNICO") of Oklahoma City, Oklahoma.

     Interest is payable quarterly. The debentures are non-callable for three years, and provide for quarterly principal installments commencing on April 1, 1995, which installments will amortize approximately one/half of the principal with the balance due at maturity on January 1, 1999. The Debenture is convertible into UNICO common stock at $.90 per share. The Partnership has the right to demand stock registration and certain piggyback stock registration rights, and after April 1, 1995, is entitled to one such
registration at UNICO s expense.   In 1995, the Partnership made follow-on
investments in the form of 10% convertible notes totaling $136,750. These notes are due October 1, 1997 and are convertible into common stock of the Company at a conversion price of $0.25 per share. In January 1996, additional funds were advanced, bringing total advances under these notes to $150,000.

     In accordance with a Loan Conversion Agreement dated July 12, 1996, as amended July 30, 1996, UNICO, Inc. and the Partnership agreed to convert the December 31, 1991 convertible debentures ($1,250,000 principal amount) and accrued interest there on of $170,871, and the notes receivable ($150,000 principal amount) along with accrued interest there on of $18,349, into 1,589,220 shares of the Company's Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into four shares of UNICO's common stock, which effectively lowered the conversion rate of the Company's debt held by the Partnership from $0.90 per share to $0.25 per share. The Series C Preferred Stock is preferred in liquidation, not dividends. It has anti-dilution provisions and is automatically converted at the issuance of a registration statement for UNICO's stock or August 1, 1998. The stock carries piggy-back registration provisions.

     In August 1996, the Partnership advanced $50,000 to UNICO. This advance is evidenced by a 9.25% secured subordinated note due December 15, 1998. The note is subordinated to UNICO's senior bank lender.


     On January 22, 1997, $100,000 was advanced under a similar note due January 22, 1999, and on February 14, 1997, an additional $100,000 was advanced under the same terms and conditions, bringing total advances secured by promissory notes to $250,000.


     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, has been elected to the Board of Directors of UNICO as the Partnership s Director Designee.

   SUNRISE MEDIA LLC, formerly CEL Communications, Inc.  (CELC)

     CEL is the owner of a library of historic film footage covering significant people and events of the 20th Century and is engaged in utilizing and leasing such footage for television production and educational purposes. Its most significant assets is a production titled "Video Encyclopedia of the 20th Century" ("VETC"), which is an indexed compilation of significant events of the past years.

    On June 14, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by CEL Communications, Inc. ("CEL") of New York, New York. On January 16, 1992, a $250,000 follow-on investment in a like convertible debenture was made. On May 17, 1993, an additional $325,000 follow-on investment in a like convertible debenture was made. These investments are secured by a lien against substantially all of the assets of the Company. On August 18, 1994, CEL filed a petition in the United State Bankruptcy Court, Southern District of New York, for reorganization pursuant to Chapter 11.

     In connection with this action, the Partnership has provided $245,000 in 1994, $240,000 in 1995 and $140,000 in 1996 for an aggregate of $625,000 in post-petition financing to the Company.

     Interest is payable quarterly. The debentures are non-callable for three years, and provide for quarterly principal installments commencing on July 1, 1994 which installments will amortize approximately one/half of the principal with the balance due at maturity on July 1, 1998. At the option of the Partnership, the Debenture is convertible at any time into CEL common
stock at $1.00 per share.   The Partnership has the right to demand stock
registration and certain piggyback stock registration rights, and after July 1, 1994, is entitled to one such registration at CEL s expense.

     In prior years, CEL experienced significant operating losses and cash flow problems related to its television production activities. In 1994, the Company obtained short term working capital loans from individual investors, which it intended to repay from other long term financing. However because of the losses and because of production copyright litigation regarding a number of production activities and regarding the use of the VETC for video reproduction, the Company was not able to restructure its obligations.
During 1994, Mr. Peter Collins was appointed as the new Chairman, President and Chief Executive Officer of the Company. Thereafter, it was determined to cease television programming and to limit production to contracted work. Further, a determination was made by the Company, with the agreement of the Partnership, that a Chapter 11 reorganization was a favorable venue in which to resolve these matters. Following this action, the Company has begun negotiations with its litigant adversaries seeking to resolve the disputes and to develop a plan of reorganization. An agreement has been structured and approved by the court.

     During the first three quarters of 1996, the Partnership advanced $140,000 to CEL Communications, Inc. for administrative and legal costs incurred in its Bankruptcy. During this period, the Company unsuccessfully sought additional capital and financing in order to effect its plan of reorganization. In order to protect its investment, the Partnership requested and obtained a "Lift Stay Order" from the court and proceeded to foreclose on the assets of CEL Communications, Inc.

     At the public auction held on November 15, 1996, the Partnership purchased all the assets of CEL Communications, Inc. and transferred the assets, including the library of historic footage, and the "Video Encyclopedia of the 20th Century", to Sunrise Media LLC (Sunrise) which is wholly owned by the Partnership. As of December 31, 1996, the Partnership has advanced $34,983 to Sunrise Media LLC to temporarily fund its operations and pay costs of foreclosing on CEL Communications, Inc.'s assets.

     COMPETITION FOR INVESTMENTS

     The Registrant has completed 10 investments, of which 6 are currently outstanding. The Registrant does not contemplate a further active investment acquisition program.

     PERSONNEL

     The Partnership has no direct employees but instead has contracted with the Managing General Partner pursuant to the Partnership Agreement and the Investment Advisory Agreement to provide all management and operation activities. The Managing General Partner currently employs twelve persons who are engaged in performing the duties and functions required by the Partnership. Because of the diversity of skills required, the Partnership cannot afford to employ all these persons solely for its own needs, and therefore, these employees are not engaged solely in activities of the Partnership.

     The Investment Advisor currently serves as general partner and manager to Renaissance Capital Partners II, Ltd. ("Renaissance II") and as the Investment Advisor to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"). Renaissance II, a BDC with investment objectives similar to those of the Partnership, has raised $42,874,000 in capital through a registered offering for sale of limited partnership interests. Renaissance II is not actively seeking additional investments. Renaissance III is also a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership and completed an offering in 1994, that raised approximately 39,352,000. As of December 31, 1996, Renaissance III had completed ten investments totaling approximately $25,709,000 and is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance II. In 1996, RUSGIT raised a net investment of approximately $30,789,000, and invested in four investments totaling $9,000,000. In addition, Renaissance Capital Group, Inc. is the parent of RenCap Securities, Inc., a registered Broker/Dealer. Renaissance Capital Group, Inc. and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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


   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Partnership does not contemplate making a substantial portion of its investments in foreign operations.


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


ITEM 3.  LEGAL PRPCEEDINGS.

     On November 9, 1995, John Pembroke commenced an action against Renaissance Capital Group, Inc. seeking collection of a judgment awarded to him by default in a suit against AFN, Inc. in the amount of $2,441,320 plus interest and attorney's fees to seek payment of sums claimed due under an employment contract with AFN, Inc. The stated basis for the claim was that Renaissance Capital Group, Inc. became the "alter ego" of AFN, Inc. and is therefore liable under the employment contract. Renaissance Capital Group, Inc. has denied liability and seeks dismissal of the action on summary judgment. The Partnership may be bound by agreement to indemnify Renaissance Capital Group, Inc. from any costs of litigation and any judgments in favor of Mr. Pembroke.

     On July 15, 1996, the Partnership commenced an action against Mr. Pembroke seeking damages for its losses on the investment of AFN, Inc. The basis for claim is alleged misrepresentations made by Mr. Pembroke regarding the financial condition of AFN, Inc. at the time of the Partnership's investment. Mr. Pembroke has denied the claim and on July 26, 1996, Mr. Pembroke filed a counter claim against the Partnership based on the same claims and demands alleged in the suit against Renaissance Capital Group, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.


                               Part II

ITEM 5.  MARKET FOR THE REGISTRANT'S SECURITIES.


     TRADING

     There is no trading in the Interests and no established market exists. Interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.


     NUMBER OF HOLDERS

     As of December 31, 1996, there were 191 beneficial holders of Interests; one holder of a Managing General Partner Interest; and two holders of Independent General Partners Interest.


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

ITEM 6.  SELECTED FINANCIAL DATA.

     As of and for the years ended December 31, 1996, 1995, 1994, 1993, 1992:

[CAPTION]

                                             1996           1995        1994         1993           1992
                                             ----           ----        ----         ----           ----
Gross Income (Loss) including
  realized gains                         $(1,096,878)  $   63,379    $1,223,786    $ 974,862     $ 1,414,282

    Net unrealized appreciation
      (depreciation) on investments        3,991,617   (2,746,554)   (5,405,855)   1,242,405       4,907,337

    Net income (loss)                      2,264,744   (3,111,266)   (4,997,513)   1,795,362       5,812,384
    Net income (loss) per limited
      partnership unit                        17,399      (23,903)      (35,859)      13,793          44,655
    Total assets                          13,076,280   10,595,667    13,449,030   19,560,581      18,907,096

    Distributions to limited
       partners                                    0       75,000     1,500,000      973,160       1,280,000
    Distributions per limited
       partnership unit                            0          582        11,641        7,552           9,933



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


   SOURCES OF OPERATION INCOME

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

     Further, the Partnership may, in some cases, receive placement fees, draw-down fees and similar types of income. It might also receive management fee income, although it may not generally require such for sitting on the board of directors of Portfolio Company.

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

     The Managing General Partner has formed other investment partnerships to make similar portfolio investments and may, in the future form additional similar investment funds. Specifically, in 1991, Renaissance Group formed Renaissance II and raised approximately $42,874,000 which resulted in investment funds, after expenses of the offering, of approximately $39,065,000. Renaissance II has completed 13 investments in the aggregate cost amount of approximately $32,229,000. In the spring of 1994, Renaissance Group formed Renaissance III which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $39,352,000, available for investment, As of December 31, 1996, Renaissance Capital Growth & Income Fund III, Inc. has made ten investments, aggregating $25,709,000 and is actively seeking additional investment opportunities. In the spring of 1996, Renaissance Capital Group, Inc. formed Renaissance U.S. Growth and Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu with Renaissance III. In 1996, RUSGIT raised a net investment of approximately $30,789,000, and as of December 31, 1996, had four investments totaling $9,000,000.

     The determination regarding the existence of a conflict of interest between these affiliated investment funds and the Partnership, and the resolution of any such conflict, shall vest in the discretion of the General Partners, subject to the requirements and restrictions of the 1940 Act.


   QUARTERLY PAYMENTS TO LIMITED PARTNERS

     It is intended that cash payments from operations be made to all Limited Partners each quarter to provide them a cash return. Generally, this cash distribution will be made from net profits and investment income. However, in the event that net profits are not adequate from time to time, the quarterly distributions may be made from capital, so long as capital is sufficient to assure repayment of all obligations of the Partnership and such capital distributions are permitted by applicable partnership law and the 1940 Act.

     Such distributions are currently permitted under the Revised Texas Limited Partnership Act and under the 1940 Act, provided that, under the Revised Texas Limited Partnership Act, distributions cannot be made if Partnership assets are not sufficient to pay Partnership obligations and Limited Partners may be liable for the repayment of distributions if any are received in contravention of this restriction.

     Further, quarterly distributions may be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The intention is to provide each Limited Partner a current return compatible with present economic conditions.

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter. The lack of liquidity in the Partnership, as discussed below, prevented further distributions in the last three quarters of 1995 and all of 1996.

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

     So long as the Limited Partners have received distributions sufficient to provide them a cumulative simple annual return of at least ten percent (10%) on their Capital Contributions in the Units (the "10% Performance Base"), the Managing General Partner also will become eligible for capital gains performance distributions. The Managing General Partner's performance distribution on net capital gains ("Performance Distributions") will be twenty percent (20%), once the Partnership's distributions to the Limited Partners exceed the 10% Performance Base.

     No Performance Distributions shall be paid to the Managing General Partner unless the Partnership has increased in value and such increase in value has been realized and is paid out to the Limited Partners or is distributed to the Limited Partners. Further, no Performance Distributions shall be paid to the Managing General Partner unless adequate provision has been made for any unrealized depreciation with respect to the Portfolio Investments and adequate reserves are established for payment of all obligations of the Partnership. Moreover, no Performance Distributions shall be paid to the Managing General Partner to the extent that, making such distributions would result in the Managing General Partner's receiving cumulative Performance Distributions in excess of twenty percent (20%) of the cumulative net capital gains realized by the Partnership (net of realized capital losses and unrealized net capital depreciation) in accordance with the 1940 Act.

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

     Pending selection of investments in Portfolio Investments, the Partnership's available capital was invested in U.S. government obligations. Thereafter in 1990 and 1991 investments were made in ten separate Portfolio Companies with investment funds being obtained from reduction of the temporary investments. During the year 1990, the Partnership invested in two

Portfolio Investments aggregating $2,750,000. During 1991, the Partnership made eight Portfolio Investments aggregating $7,856,000.

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

     For the year ended December 31, 1995, the Partnership sold 10,000 shares of MaxServ common stock for net proceeds of $31,247 realizing a gain of $23,747. In addition, the Partnership made follow-on investments to existing Portfolio investments amounting to $376,750. For the year ended December 31, 1996, the Partnership sold an additional 182,667 shares of MaxServ, Inc. common stock for net proceeds of $735,747 realizing a gain of $598,747. Also during 1996, the Partnership wrote off its investment in Microlytics, Inc. and a portion of its investment in CEL Communications, Inc. A loss of $1,698,761 was recorded on Microlytics, Inc. and a $700,000 loss was realized on the investment in CEL Communications, Inc. upon the foreclosure and creation of Sunrise Media LLC. In addition, the Partnership made follow on investments on existing portfolio investments of $253,249 and advanced $34,983 to Sunrise Media LLC.

     No cash distributions we made to Limited Partners in 1996, while cash used by operations were $396,615.

     Cash distributions to Limited Partners amounted to $175,000, $1,600,000, $1,093,160, $1,210,000 and $674,465 in 1995, 1994, 1993, 1992 and 1991
respectively, while cash provided by (used in) operating activities amounted to $192,073, $(108,379), $363,226, $901,668 and $586,605 in 1995, 1994, 1993,
1992 and 1991, respectively.

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

     As discussed above, generally the Portfolio Investments will have an initial fixed term of seven years, with payments of interest only for an initial term of three to five years. Further, Portfolio Investments will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, Portfolio Investments will generally be considered non-liquid, and it is not contemplated that any capital gains from liquidation will be realized in the near future. During 1994, one investment in the face amount of $800,000 was converted into common stock having no fixed dividend provisions and two (2) investments having a face amount of $1,720,000 were exchanged for preferred stock, which preferred stock does have a dividend requirement but is subject to earnings of the respective Portfolio Companies. As a result of these conversions and exchanges, the Partnership's interest income has shown a marked decline. In 1995, the Partnership provided an allowance for uncollectible interest of $803,000 which is reflected in the sharp decline when compared 1994 interest income. In 1996, interest income increased as a result of Biopharmaceuticals, Inc. issuing a new debenture for payment of interest much of which was reserved in prior years. The increase in dividend income is represented by the issuance of common stock from Global Environmental Corp. for the accumulated dividends due on its preferred stock.

     Another possible source of available capital is debt. However, the Registrant does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to Limited Partners.

     In 1996, the lack of liquidity resulted in accounts payable to the Managing General Partner increasing to $834,071. This increase was represented by administrative and legal expenses paid by the Managing Partner on behalf of the Partnership and the management fee waived by the Managing General Partners.

     Another source of available capital is additional equity resulting from an additional offering of Interests. The Registrant has no present plans to offer additional Interests.

     The Partnership's ability to improve liquidity and make regular distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of capital gain from sale of equity securities resulting from debt conversion to equity.

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


   RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     During 1996, the Partnership made follow on investments to existing Portfolio investments in the aggregate amount of $253,249 and, with the exception of the sale of MaxServ shares and the write-off of Microlytics, Inc., essentially maintained its existing Portfolio Investments when considering the investment in Sunrise Media LLC. Interest income increased to $341,446, primarily as a result Biopharmaceuticals, Inc. issuing a new debenture in payment of its interest. The increase in dividend income to $352,690 resulted from the issuance of common stock of Global Environmental Corp. as payment of the past accumulated unpaid dividends on Global's preferred stock, prior to conversion.

     The estimated fair value of the Portfolio Investments, as determined by the Managing General Partner, indicates a new unrealized appreciation on investments of $3,991,617 in 1996. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the Independent General Partners, may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1 - "Business - Narrative Description of the Business" and Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").

     General and administrative expense increased in 1996 to $408,654 primarily as a result of increased outside legal costs and related contract services and travel. The Managing General Partner incurred approximately $402,949 of administrative expenses in 1996, for the Partnership and was reimbursed approximately $238,707. This coupled with unpaid fees resulted in the payables to the Managing General Partner increasing to $834,071. Without further liquidation of assets, the Partnership will continue to require advances from the Managing General Partner.

     Management fees to the Managing General Partner decreased to $193,491, the result of the decision of the Managing General Partner to defer any portion of the management fee attributable to unrealized appreciation until such time as such appreciation is realized.

     No distributions were declared or made to the Limited or General
Partners.


1995 COMPARED TO 1994

     During 1995, the Partnership made follow-on investments to existing Portfolio investments (in the aggregate amount of $376,750) and, essentially maintained its existing Portfolio Investments. Interest income in 1995 decreased to $33,023 as a result of the reserves for and non-accrual of interest on investments in CEL Communications, Inc., International Movie Group and Biopharmaceutics, Inc. In addition, interest income was reduced by the charge back of $130,982 of Biopharmaceutics interest as a result of the inability to consummate the roll up of interest and in the exchange, as more fully discussed under the heading "Partnership Investments".

     The estimated fair value of the Portfolio Investments, as determined by the Managing General Partner, indicated a net unrealized depreciation on investments of $2,746,554 in 1995. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the Independent General Partners, may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1 - "Business-Narrative Description of the Business" and Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").

     General and administrative expense decreased in 1995, to $184,922 primarily as a result of less legal and travel expense. There was no expense reimbursement, including general and administrative expenses, to the Managing General Partner in 1995, resulting in an increase in payables to the Managing General Partner of $432,903. Without further liquidation of assets, the Partnership will continue to require advancements from the General Partner.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.


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



   THE PRINCIPALS AND MANAGEMENT OF RENAISSANCE GROUP ARE:

        Russell Cleveland, age 58, is the President, principal founder and the majority shareholder of Renaissance Group. He is a Chartered Financial Analyst who has, for over 26 years, specialized in investing in smaller capitalization companies. Mr. Cleveland also currently serves as a director of Greiner Engineering, Inc., a consulting engineering firm, which company was a former portfolio investment of a prior Renaissance Group investment partnership. Mr. Cleveland serves as the Investment Company director designee for the following companies associated with Renaissance Group:
Biopharmaceutics, Inc., Global Environmental, Inc., International Movie Group, Inc., and UNICO, Inc.. He has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland is a graduate of the Wharton School of Business.

        Vance M. Arnold, age 53, the Executive Vice President of Renaissance Group, is a Chartered Financial Analyst with extensive experience investing in emerging growth companies over the last 28 years. He has been associated with three bank trust investment departments in Dallas and Houston with involvement in both analysis and portfolio management. For five years he conducted original research on emerging growth companies leading to investment recommendations for major southwestern regional brokerage firm. He also managed a substantial emerging growth mutual fund for six years and private accounts for two investment counseling firms. Mr. Arnold holds a B.B.A. from the University of Texas at Austin and an M.B.A. from East Texas State University.


        Elroy G. Roelke, age 66, was the Senior Vice President, General Counsel retired December 31, 1996. He is a shareholder in Renaissance Group since January, 1989. Mr. Roelke serves as the Investment Company director designee for the following companies associated with Renaissance Group:
Tricom Corporation, and Biodynamics International, Inc. He is the principal shareholder and Chairman of the Knollwood Mercantile Company, a family owned retail convenience store and liquor store business. Mr. Roelke is a graduate of Valparaiso University with degrees in business and law and is admitted to the practice of law in the states of Texas and Minnesota.


        Barbe Butschek, age 42, Senior Vice President, Secretary, Treasurer, has been associated with Renaissance Group and its predecessor companies since 1977. She has been responsible for office management, accounting management and records management of the series of investor limited partnerships, including preparation and maintenance of investor tax and information reports. Ms. Butschek has responsibility for investor records
and information with respect to the Partnership.   Ms. Butschek is Secretary
of RenCap Securities.


   DUTIES OF THE MANAGING GENERAL PARTNER

     The Managing General Partner is charged with the responsibility and authority to handle all daily activities of the Partnership, including commitments for and management of long-term Portfolio Investments, of short-term investments, and, in general, daily operations.


   INDEPENDENT GENERAL PARTNERS

     Under the provisions of the 1940 Act creating BDCs, a majority of the general partners of a partnership (or directors of a corporation) that desire to qualify as a BDC must be "disinterested" or "non-affiliated" general partners (or directors in the case of a corporation). By definition, the Managing General Partner as well as any officer or director or other affiliated person of the Managing General Partner, any investment advisor, any accountant for the Partnership, and any legal advisor is considered an
"interested" party.   Therefore, the majority of the general partners must be
individuals who are not involved in the daily activities of the business.

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


   BACKGROUND AND EXPERIENCE OF THE INDEPENDENT GENERAL PARTNERS

        Mr. Ernest C. Hill, age 57, has a broad background in convertible securities analysis with major NYSE brokerage and institutional investors. His specialty is computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to Stanford School of Business where he received an MBA in Investment and Finance with honors. Prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking.

        Mr. Don M. Patterson, age 53, has experience both as a corporate executive officer and as a professional corporate advisor. Professionally qualified as a CPA and an attorney, Mr. Patterson has, for more than five years, been primarily self-employed as a financial consultant to smaller public companies. From 1988 to 1991, he served as Senior Vice President and Chief Financial Officer of Securities Services Insurance Company, a specialty insurance carrier. From 1986 to 1988, he served as Vice President-Financial and Administration for Computer Support Corp. Mr. Patterson holds a BSBA/Accounting degree from the University of Tulsa and a JD degree from the University of Tulsa College of Law. Mr. Patterson also currently serves as a director of OTF Securities, Inc. and of Comp-U-Check, Inc.

ITEM 11.  EXECUTIVE COMPENSATION.

     During 1996, the following compensation was paid or accrued to General Partners of the Partnership:

  Name                   Capacity                 Paid             Accrued
  ----                   --------             Compensation      Compensation *
                                              ------------      ------------

Renaissance Group   Managing General Partner
                      and Investment Adviser
                       Management Fees                   0          $193,491
                       Expense Reimbursement      $238,707           164,242

Ernest C. Hill         Independent General
                         Partner                   $24,000                 0


Don M. Patterson       Independent General         $24,000                 0
                         Partner

* These amounts were earned, but unpaid as of December 31, 1996.



QUARTERLY COMPENSATION PAYMENTS TO INDEPENDENT GENERAL PARTNERS

     In return for their contribution of services to the Partnership, the Independent General Partners are paid a regular quarterly cash payment from the Partnership in the amount of $6,000 per quarter payable quarterly in advance.

     The Independent General Partners will be entitled to full reimbursement of all reasonable expenses relative to their services on behalf of the Partnership. There were no expenses incurred during the five year period ended December 1996.


QUARTERLY COMPENSATION PAYMENT TO MANAGING GENERAL PARTNER

The Managing General Partner is paid a management fee of 0.5% per quarter of assets under management as compensation for operating the Partnership for the years ended December 31, 1996, 1995 and 1994, the Managing General Partner elected to calculate the quarterly fee based on the lower of contributed capital Net Asset Value. If the Managing General Partner had calculated quarterly fees based on Net Assets during this three year period, the fees would have been approximately $928,380. The difference of approximately $234,000 may be collected by the Managing General Partner in future periods if realized capital gains are recognized to provide for this payment. The aggregate management fee for each of the three years was $193,491 in 1996, $243,169 in 1995 and $257,720 in 1994. The fees earned in
1996 and 1995 were unpaid at December 31, 1996. The fees for 1994 were paid when earned.

     In addition, the Partnership is to pay any direct costs such as fees of any legal, accounting or other professional advisors, and any travel, phone and other allocated expenses incurred on behalf of the Partnership, or will reimburse the Managing General Partner for any such payment for the account of the Partnership.

     As the result of decreasing cash resources beginning in 1995, the distributions to the Limited Partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

The quarterly management fee cannot be increased without an affirmative vote of a majority of Limited Partnership Interests.


   COMPENSATION PURSUANT TO PLANS

     The Partnership does not have any employee benefit plans.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At December 31, 1996, neither the Managing General Partner nor the Independent General Partners own any Interests. The following table sets forth information concerning the number of Units (a Unit equals $100,000 of Interests) of the Partnership beneficially owned at December 31, 1996, by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding Units, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:

     Name and Address                          Number of      Percent of
     of Beneficial Owner                      Shares Owned       Class

     -------------------                      ------------    ----------

     HEB Investment
     and Retirement Plan Trust
     P.O.  Box 839999
     San Antonio, Texas 78212                     12.75         9.89


     Russell Cleveland
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                           4.00         3.10

     Elroy G. Roelke
     8080 North Central Expressway, Suite 210

     Dallas, Texas 75206                           0.50         0.20

     Barbe Butschek
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                           0.25         0.20


     All directors and executive
     officers of the Managing General
     Partner as a group (3 persons)                4.75         3.70

     To the knowledge of the Managing General Partner, no other person beneficially owned 5% or more of the outstanding Units.



    SECURITIES OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT BY THE
      MANAGING GENERAL PARTNER

     The following table sets forth information concerning the number of shares of common stock (the "Common Stock") of the Managing General Partner beneficially owned at December 31, 1996, by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding shares of Common Stock, (ii) each director or executive officer of the Managing General Partner and (iii) the directors and executive officers of the Managing General Partner as a group:

                                                   Amount

     Name and Address                           Beneficially     Percent of
     of Beneficial Owner                           Owned           Class
     -------------------                        ------------     ----------

     Russell Cleveland
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                           720,000          66.67

     Barbe Butschek
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                           180,000          16.67

     Elroy G. Roelke
     8080 North Central Expressway, Suite 210
     Dallas, Texas 75206                          180,000           16.67

     All directors and
     executive officers of the
     Managing General Partner
     as a group (3 persons)                      1,080,000         100.00


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


   TRANSACTIONS WITH MANAGEMENT AND OTHERS.


     Transactions, including operational responsibility, duties and compensation, are governed by the Restated Partnership Agreement and the
Investment Advisory Agreement.   See also "Item 10.  Directors and Executive
Officers of Registrant -- Managing General Partner - Renaissance Capital Group, Inc." While the full wording of the agreement is controlling, these agreements provide for the following:


      VALUATION OF INVESTMENTS


     The Partnership Agreement and the original offering documents specify that the securities held by the Partnership are to be valued as follows:


     On a quarterly basis, the Managing General Partner will prepare a valuation of the assets of the Partnership including Temporary Investments, Eligible Portfolio Investments, and Other Portfolio Investments, subject to the approval of the Independent General Partners. Valuations of portfolio securities will be done in accordance with generally accepted accounting principles and the financial reporting policies of the Securities and Exchange Commission. The applicable methods prescribed by such principles are described below.


     As a general principle, the current "fair value" of an investment being valued by the Managing General Partner would be the amount which the Partnership might reasonably expect to receive for it upon its current sale. There is a range of values that are reasonable for such investments at any particular time.


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

     The Partnership may also use, when available, third-party transactions in a Portfolio Company's securities as the basis of valuation (the "private market method"). The private market method will be used only with respect to completed transactions or firm offers made by sophisticated, independent investors. Securities with legal, contractual or practical restrictions on transfer may be valued at a discount from their value determined by the foregoing methods to reflect such restrictions.


     The Independent General Partners will review the valuation policies from time to time to determine their appropriateness. The Independent General Partners may also hire independent firms to review the Managing General Partner's methodology of valuation or to conduct a valuation, which shall be binding and conclusive.


   PAYMENTS TO OFFICERS OF THE MANAGING GENERAL PARTNER

     Certain officers of the Managing General Partner will perform professional services for the Registrant and be compensated therefor. In that regard, Mr. Roelke, who served as Senior Vice President, General Counsel and Director for the Managing General Partner and as General Counsel of the Partnership until his retirement on December 31, 1996, has been primarily responsible for SEC filings, and for legal matters related to the formation and operation of the Partnership, including the preparation of investment documents and review of legal matters relating to the Partnership's investment program.


     Included in general and administrative expenses of the Partnership for 1996 was an aggregate of approximately $12,395 payable to the Managing General Partner as reimbursement for legal services provided to the Partnership by Elroy G. Roelke, as General Counsel for the Partnership. In 1994 and 1995, in addition to charges by Elroy G. Roelke, the Partnership incurred similar charges from Mr. Thomas J. Spackman, Jr., who was Associate General Counsel until his resignation on September 15, 1995, when he entered private practice. Charges of this nature included in 1995 were $66,781 and charges included in 1994 were $78,492.


     In addition, under certain circumstances, officers of the Managing General Partner may receive compensation directly from the Portfolio Companies for the provision of services for such Portfolio Companies. All such compensation is subject to the prior approval of the Independent General Partners and to compliance with the requirements of the 1940 Act. During the years 1994 through 1996, while in some circumstances services were provided, no officers requested such compensation.

   AFFILIATED INVESTMENT COMPANIES

     The Managing General Partner plans to form other investment partnerships to make investments in similar portfolio companies. Specifically, Renaissance Group has formed Renaissance II, a limited partnership, which has raised approximately $39,065,000 available for the purpose of making primarily convertible debenture investments in small to medium size companies. In addition, Renaissance Group formed Renaissance III, a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership. Renaissance III completed an offering in 1994 that raised approximately $39,352,000 for investment and is actively seeking additional investment opportunities. In the Spring of 1996, the Managing General Partner formed Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"), a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu with Renaissance III. In a1996, RUSGIT raised a net investment of approximately $30,789,000.


     The determination of whether a conflict of interest does, or does not, exist between any party and the Registrant in the future, and the methods of the resolution of any such conflict, shall vest in the discretion of the Independent General Partners, subject to the requirements and restrictions of the 1940 Act.


                                       PART IV
                                       -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   DOCUMENTS FILED AS PART OF THIS FORM 10-K

     Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.


   FINANCIAL SCHEDULES

     None are presented as none are applicable.


   REPORTS ON FORM  8-K

     The Registrant did not file a report on Form 8-K during the fourth quarter of 1996.

EXHIBITS


     3.1 Renaissance Capital Partners, Ltd. Restated Articles of Limited Partnership dated as of March 31, 1990 (1)
    10.1  Investment Advisory Agreement, as of May 30,1990, as amended and restated on March 19, 1991 and March 7, 1994 (1)(2)
     (1) Incorporated by reference to the Registrant s Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange
         Commission.

     (2) Incorporated by reference from the Registrant's 1996 Proxy filed with Securities and Exchange Commission on or around March 17, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 1997

                                     Renaissance Capital Partners, Ltd.
                                              (Registrant)


                                     By: Renaissance Capital Group, Inc.
                                     Managing General Partner


                                     By:     /s/ Russell Cleveland
                                         ----------------------------
                                         Russell Cleveland, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated Signatures.


    Signature                            Capacity in Which Signed                     Date

    ---------                            ------------------------                     ----


 /s/ Russell Cleveland
-----------------------
Russell Cleveland                    Chairman, President and Director             March 28, 1997

                                     of the Managing General Partner of
                                     the Registrant (Principal Executive
                                     Officer and Principal Operating
                                     Officer

/s/ Barbe Butschek

-----------------------
Barbe Butschek                       Senior Vice President, Secretary             March 28, 1997
                                     and Treasurer and Chief Financial
                                     Officer

/s/ Ernest C. Hill

-----------------------
Ernest C. Hill                       Independent General Partner                  March 28, 1997


/s/ Don M. Patterson
-----------------------
Don M. Patterson                     Independent General Partner                  March 28, 1997


                              INDEX TO FINANCIAL STATEMENTS



                                                                 Page
                                                                 ----


Independent Auditors' Report                                      F-2


Statements of Assets, Liabilities and Partners' Equity            F-3
December 31, 1996 and 1995


Statements of Investments -                                   F-4 through F7
December 31, 1996 and 1995


Statements of Operations -                                        F-8
Years ended December 31, 1996, 1995 and 1994


Statements of Partners  Equity -                                  F-9
Years ended December 31, 1996, 1995 and 1994


Statements of Cash Flows -                                  F-10 through F-11
Years ended December 31, 1996, 1995 and 1994


Notes to Financial Statements                               F-12 through F-17

                         INDEPENDENT AUDITORS' REPORT



The Partners

Renaissance Capital Partners, Ltd.:

We  have  audited  the  accompanying  statements  of  assets,  liabilities and partners' equity of Renaissance Capital Partners, Ltd., including the statements of investments, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification of investments owned as of December 31, 1996 and 1995, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             KPMG Peat Marwick LLP


Dallas, Texas
February 7, 1997

                             RENAISSANCE CAPITAL PARTNERS, LTD.


                             Statements of Assets, Liabilities
                                  and Partners' Equity


                               December 31, 1996 and 1995


        ASSETS                                  1996                  1995

        ------                                  ----                  ----
Cash and cash equivalents                   $   56,723                2,823

Investment in Sunrise Media LLC (note 4)     1,757,133                  -
Investments at fair value, cost of
   $7,203,109 in 1996 and $10,235,147

   in 1995 (note 4)                         11,224,234           10,264,655
Interest receivable                             37,125              328,189
Other assets                                     1,065

                                            ----------           ----------
                                           $13,076,280           10,595,667
                                            ==========           ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------


Liabilities:
   Accounts payable                       $    51,627                  -
   Accounts payable - affiliate

    (notes 3 and 6)                           834,071              669,829
                                           ----------            ---------
                                              885,698              669,829

                                           ==========            =========
Partners' equity (notes 5 and 6):
  General partner                              48,638               25,991

  Limited partners
   (128.86 units outstanding)              12,141,944            9,899,847
                                           ----------            ---------

        Total partners' equity             12,190,582            9,925,838
                                           ----------            ---------
Commitments  and contingencies (notes 3 and 4)                                                                                     $
                                           13,076,280           10,595,667
                                           ==========           ==========
Limited partners' equity per limited
partnership unit                         $     94,226               76,826

                                           ==========           ==========


See accompanying notes to financial statements.

                            RENAISSANCE CAPITAL PARTNERS, LTD.

                               Statements of Investments


                               December 31, 1996 and 1995






                                                                            1996

                                                       ------------------------------------------

     Eligible Portfolio

Investments - Convertible Debentures                  Interest         Due                     Fair
     and Note Receivable                                rate           date       Cost         Value
Valued at fair value as determined by the               ----           ----       ----         -----

   General Partners (note 4):
   International Movie Group, Inc. -

      independent film distributor 1
         Convertible debenture                         12.0%          3/3/98  $ 1,500,000     750,000
   UNICO, Inc.  - cooperative direct

      mail advertising:
         Note receivable                                9.25        12/15/98       50,000      50,000
                                                                                ---------     -------

                                                                                1,550,000     800,000
              Other Portfolio
         Investments - Convertible

                Debentures
                ----------



Valued at fair value as determined by the General Partners (note 4):


    Biopharmaceutics, Inc. -
       pharmaceuticals:
           Convertible debentures                       12.5         10/1/98   1,102,941    1,967,416

                                                                               1,102,941    1,967,416
                                                                               ---------    ---------





                                                                (Continued)

                           RENAISSANCE CAPITAL PARTNERS, LTD.

[CAPTION]

                                                                   1996

                                                  ---------------------------------------
     Eligible Portfolio Investments -                                             Fair
       Common and Preferred Stock                   Shares         Cost           Value

       --------------------------                   ------         ----          -------
 Valued at fair value as determined by the

    General Partners (note 4):

    Global Environmental Corp. -

      air pollution control equipment:
         Common                                   9,443,795    $ 2,360,948     3,556,348
    MaxServ, Inc. - technical information

       databases:
          Common                                    400,000        300,000     2,747,250
    UNICO, Inc. - cooperative direct mail

       advertising:

       Series C convertible preferred             1,589,220      1,589,220     1,589,220

                                                                 ---------     ---------
                                                                 4,250,168     7,892,818
                                                                 ---------     ---------

           Other Portfolio
     Investments - Common Stock


 Valued at fair value as determined by the General Partners (note 4):


       Biopharmaceutics, Inc. -
          pharmaceuticals:
               Common                              1,200,000       300,000      564,000

                                                                 ---------   ----------
                                                                   300,000      564,000
                                                                 ---------   ----------

                                                               $ 7,203,109   11,224,234
                                                                 =========   ==========


1 - Interest payments under the terms of the convertible debentures are delinquent as of December 31, 1996.

                                                                  (Continued)

                         RENAISSANCE CAPITAL PARTNERS, LTD.

[CAPTION]

                                                                      1995

                                                 -------------------------------------------
      Eligible Portfolio Investments -
          Convertible Debentures                 Interest        Due                    Fair

           and Notes Receivable                    rate          date       Cost        Value
           --------------------                    ----          ----       ----        -----

Valued at fair value as determined by the General Partners (note 4):


   CEL Communications, Inc.  -
    library of historic films (1):
      Convertible debenture                       12.5%         7/1/98   $ 1,825,000  1,165,850

      Notes receivable                            10.0        on demand      485,000    485,000
   Global Environmental Corp. -
      air pollution control equipment:

        Note receivable                           10.0         3/31/97       211,635    211,635
   International Movie Group, Inc. -
      independent film distributor (1):

         Convertible debenture                    12.0         3/3/198     1,500,000    750,000
   UNICO, Inc.  - cooperative direct
      mail advertising:

         Convertible debenture                    12.5          1/1/99     1,250,000  1,250,000
         Convertible debenture                    10.0         10/1/97       136,750    136,750
                                                                           ---------  ---------

                                                                           5,408,385  3,999,235

           Other Portfolio

 Investments - Convertible Debentures
 ------------------------------------
Valued at fair value as determined by the

      General Partners (note 4):

      Biopharmaceutics, Inc. -

        pharmaceuticals (1):
          Convertible debentures                  12.5        10/1/98      1,000,000  1,000,000
                                                                           ---------  ---------

                                                                           1,000,000  1,000,000
                                                                           ---------  ---------

                                                                 (Continued)

                                   RENAISSANCE CAPITAL PARTNERS, LTD.

[CAPTION]

                                                                        1995
                                                     ------------------------------------------

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
         Common                                   582,667               437,000        1,730,520


   Microlytics, Inc. - software developer:
         Common                                 2,047,815               133,108          230,994
         Preferred                             15,566,540             1,556,654        1,755,906

                                                                      ---------       ----------
                                                                      3,826,762        5,265,420
                                                                      ---------       ----------

                                                                    $10,235,147       10,264,655
                                                                     ==========       ==========


1 - Interest payments under the terms of the convertible debentures or notes receivable are delinquent as of December 31, 1995.











See accompanying notes to financial statements.

                                 RENAISSANCE CAPITAL PARTNERS, LTD.


                                      Statements of Operations


                           Years ended December 31, 1996, 1995 and 1994

[CAPTION]

                                                             1996            1995            1994

                                                             ----            ----            ----
Income:

   Interest                                             $   341,446         33,023         899,716
   Dividends                                                352,790          6,609           9,573
                                                         ----------      ---------       ---------

                                                            694,136         39,632         909,289
                                                         ----------      ---------       ---------


Expenses (note 3):
   General and administrative                               408,654        184,922         227,724
   Management fees                                          193,491        243,169         257,720

                                                         ----------      ---------       ---------
                                                            602,145        428,091         485,444
                                                         ----------      ---------       ---------


       Operating income (loss)                               91,991       (388,459)        423,845
                                                         ----------      ---------       ---------


Investment income (loss) (note 4):
   Loss from investment in Sunrise Media LLC                (27,850)          -               -

   Net unrealized appreciation
      (depreciation) on investments                       3,991,617     (2,746,554)     (5,405,855)


   Net realized loss gain on investments                 (1,791,014)        23,747         314,497
                                                          ----------     ---------       ---------
         Investment income (loss)                        $2,264,744     (3,111,266)     (4,667,513)



See accompanying notes to financial statements.



                                 RENAISSANCE CAPITAL PARTNERS, LTD.


                                   Statements of Partners' Equity


                             Years ended December 31, 1996, 1995 and 1994



                                                                   General              Limited

                                                                   Partner             Partners               Total

                 Balance, December 31, 1993                       $ 103,779            19,175,838            19,279,617

                     Net loss                                       (46,675)           (4,620,838)           (4,667,513)
                     Distributions (note 5)                               -            (1,500,000)           (1,500,000)
                                                                   -------              ---------             ---------

                 Balance, December 31, 1994                          57,104            13,055,000            13,112,104

                     Net loss                                       (31,113)           (3,080,153)           (3,111,266)
                     Distributions (note 5)                                               (75,000)              (75,000)
                                                                    ------              ---------             ---------

                 Balance, December 31, 1995                          25,991             9,899,847             9,925,838

                     Net income                                      22,647             2,242,097             2,264,744

                                                                  --------              ---------            ---------
                 Balance, December 31, 1996                     $   48,638             12,141,944            12,190,582
                                                                  ========             ==========            ==========























See accompanying notes to financial statements.

                                RENAISSANCE CAPITAL PARTNERS, LTD.
                                      Statements of Cash Flows

                            Years ended December 31, 1996, 1995 and 1994

                                                                    1996        1995        1994
 Cash flows from operating activities:
    Net income (loss)                                          $ 2,264,744    (3,111,266)  (4,667,513)
      Adjustments to  reconcile net income (loss) to net
         cash provided by (used in)
            operating activities:
               Amortization of organization costs                 -                 5,250     10,500
               Net unrealized (appreciation)
                 depreciation on investments                   (3,991,617)      2,746,554    5,405,855
               Loss from investment in Sunrise Media LLC           27,850            -                -
               Net realized (gain) loss on investments          1,791,014         (23,747)        (314,497)
               (Increase) decrease in interest receivable        (700,410)        142,379         (698,686)
               Increase in other assets                            (1,065)             -               -
               Increase in accounts payable                        51,627              -               -
               Increase in accounts payable - affiliate           164,242         432,903          155,962
                                                                 ---------      ----------        ---------
               Net cash (used in) provided by
                    operating activities                         (393,615)        192,073         (108,379)
                                                                 ---------       ---------        ---------
                Cash flows from investing activities:
        Contribution to investment in Sunrise
              Media LLC                                           (34,983)           -                -
        Proceeds from sale of investments                         735,747          31,247        2,169,997
        Purchase of investments                                  (253,249)       (376,750)        (345,000)
                                                                 --------        --------        ---------
              Net cash provided by (used in)
                     investing activities                          447,515        (345,503)       1,824,997
                                                                  --------        --------        ---------

     Cash flows from financing activities:
         Distributions to limited partners                            -          (175,000)      (1,600,000)
                                                                  ---------       --------       ----------

                 Net cash used in financing
                     activities                                        -         (175,000)      (1,600,000)
                                                                  ---------       --------       ----------



    Net increase (decrease) in cash and cash
        equivalents                                                53,900        (328,430)         116,618
    Cash and cash equivalents at the beginning
         of the year                                                2,823         331,253          214,635
                                                                 --------       ---------         --------
         Cash and cash equivalents at the end of
         the year                                               $  56,723           2,823          331,253

                                                                   =======       ========          =======

                                                                   (Continued)

                       RENAISSANCE CAPITAL PARTNERS, LTD.
                      Statements of Cash Flows, Continued



Noncash investing and financing transactions:


       During 1996, $991,474 of interest receivable was capitalized as investments in preferred and common stock.

       During 1996, $1,750,000 of investments was reclassed to investment in Sunrise Media LLC as the Partnership foreclosed on the assets of CEL Communications, Inc. (see note 4).


       During 1995, $130,982 of notes receivable was reclassed to interest receivable.


       During 1994, $782,379 of interest receivable was capitalized as notes receivable.

       The fourth quarter partnership distributions of $100,000 were accrued as of December 31, 1994.









See accompanying notes to financial statements.

                        RENAISSANCE CAPITAL PARTNERS, LTD.

                          Notes to Financial Statements


                         December 31, 1996, 1995 and 1994



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


     (a) Valuation of Investments
         ------------------------


     Portfolio investments are stated at quoted market or fair value as determined by the Managing General Partner and approved by the Independent General Partners (note 4). Securities held by the Partnership are primarily unregistered and their value does not necessarily represent the amounts that may be realized from their immediate sale or disposition.


     (b) Statements of Cash Flows
         ------------------------


     The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (c) Net Income (Loss) per Limited Partnership Unit


     Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year (128.86 units).

     (d) Federal Income Taxes


     In accordance with Federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.


(2) Summary of Significant Accounting Policies, Continued

     (e) Management Estimates

     The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the years. Actual results could differ significantly from those estimates.


     (f) Financial Instruments

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

     The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions at the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Total Assets, as defined in the Partnership Agreement. For the years ended December 31, 1996, 1995 and 1994, the Partnership incurred $193,491, $243,169 and $257,720, respectively, for such management fees. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.


(3)  Management and Organization Fees, Continued


     During 1996, 1995, and 1994, the Managing General Partner incurred approximately $403,000, $131,000 and $162,000, respectively, of administrative expenses on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations. The Partnership reimbursed approximately $239,000, $0 and $162,000 to the Managing General Partner during 1996, 1995, and 1994, respectively. Accordingly, the unreimbursed amounts included in accounts payable - affiliate in the accompanying statements of assets, liabilities and partners' equity as of December 31, 1996 and 1995 were approximately $254,000 and $131,000, respectively.

     Each of the Independent General Partners receives a quarterly fee of $6,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.


(4) Investments


     The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity as of December 31, 1996 and 1995 at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

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


(4) Investments, Continued

     As of December 31, 1996 and 1995, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $8,692,818 and $9,264,655, respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following:

     *  Original cost
     *  Quoted market value

     * The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock

     *  Original cost less a valuation reserve for collectibility concerns

     In addition to the Eligible Portfolio Companies, the Partnership has invested in other investments that do not meet the Eligible Portfolio Company provisions of the 1940 Act. The investment in Biopharmaceutics, Inc. as of December 31, 1996 is $1,967,416 in convertible debentures and $564,000 for 1,200,000 shares of common stock. The convertible debentures have been valued by the General Partners at the underlying quoted market value of the class of common stock that the convertible debt could have been converted into less estimated costs to register and sell the common stock. The common stock has been valued by the General Partners at quoted market value less estimated costs to sell the common stock. As of December 31, 1995 the convertible debentures were valued by the General Partners at original cost of $1,000,000. Biopharmaceutics, Inc. is not considered an Eligible Portfolio Company due to the fact that Biopharmaceutics, Inc. common stock was traded on a national exchange when the Partnership investment was originally made.


     The financial statements include unregistered securities of publicly-held companies valued at $11,224,234 (86% of total assets) and $10,264,655 (97% of total assets) as of December 31, 1996 and 1995, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


     During 1996, the Partnership wrote off its entire investment in CEL Communications, Inc. (CEL). The Partnership foreclosed on assets of CEL valued at $1,750,000 which are included in the Investment in Sunrise Media LLC in the accompanying financial statements. The Partnership realized a loss of $700,000 as a result of the write-off of CEL. In 1996, the Partnership incurred a loss of $27,850 from their Investment in Sunrise Media LLC which is included in the accompanying statements of operations.

     As of December 31, 1996 and 1995, the net unrealized appreciation associated with investments held by the Partnership was $4,021,125 and $29,508, respectively.


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

     All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1996 and 1995, the net unrealized appreciation was allocated 99% to the
Limited Partners. If investments in convertible debentures and other investments had been disposed of at their fair values, as determined by the Managing General Partner and approved by the Independent General Partners, the additional allocation to the Managing General Partner would have been approximately $20,000 as of December 31, 1994, under the terms of the Partnership Agreement and Investment Advisory Agreement. There would have been no additional allocation available under these terms as of December 31, 1996 and 1995.

     Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1996 and 1995, the distributions to the limited partners were discontinued. In addition, the Partnership has not paid management fees or reimbursed the Managing General Partner for all expenses incurred on its behalf for 1995 and 1996 (see note 3). As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon Capital Transactions and the cash resources available.


(6)  Other Related Party Transactions


      Certain officers of the Managing General Partner purchased limited partnership interests in the Partnership. Distributions to these officers as a group for the years ended December 31, 1995 and 1994 were $2,863 and $61,588, respectively. There were no distributions in 1996.

     During  1995,  the  Managing  General  Partner  advanced  $59,000  to the
Partnership.   This amount is included in accounts payable -  affiliate in the accompanying statements of assets, liabilities and partners' equity.