Form 10-Q
period 1997-03-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1997-06-03
CIK 855567

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For quarterly period ended March 31, 1997

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

                                     (Unaudited)

    Assets                                        December 31, 1996     March 31, 1997

Cash and cash equivalents                              $     56,723       $  1,819,165
Investment in Sunrise Media, LLC                          1,757,133          1,762,786
Investments in convertible debenture bonds at
 market value, cost of $7,203,109 and $7,218,359         11,224,234          7,887,191
Interest and fees receivable                                 37,124             77,447
Other assets                                                  1,066              1,066
                                                       ------------       ------------
                                                       $ 13,076,280       $ 11,547,655
                                                       ============       ============
   Liabilities and Partners' Equity

Accounts payable                                       $     51,627       $     30,230
Accounts payable - related party                            834,071             77,428
                                                       ------------       ------------
    Total liabilities                                       885,698            107,658
                                                       ------------       ------------
Partners' equity:
  General partner                                            48,638             41,132
  Limited partners (128.86 units)                        12,141,944         11,398,865
                                                       ------------       ------------
    Total partners' equity                               12,190,582         11,439,997
                                                       ------------       ------------
                                                       $ 13,076,280       $ 11,547,655
                                                       ============       ============



See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statement of Operations

                                          (Unaudited)

                                                 Three Months ended March 31,
                                                  1996                 1997
                                               ----------          ----------
Income:
   Interest                                   $     3,678          $    40,479
   Other investment income                             -                 1,338
   Dividends                                           -                   884
                                               ----------           ----------
     Total income                                   3,678               42,701
                                               ----------           ----------
Expenses:
   General and administrative                      42,650               56,262
   Management fee                                  42,720               56,101
                                               ----------           ----------
      Total expenses                               98,982              152,049
                                               ----------           ----------
      Investment income (loss) net           (     95,304)        (    109,348)

   Net realized and unrealized gain
    (loss) on investments:
      Loss from investment in
        Sunrise Media, LLC                             -          (     57,044)
      Realized gains (losses)                     135,382            2,768,100
      Unrealized gains                       (  1,464,480)        (  3,352,293)
                                               ----------           ----------
   Net increase (decrease) in net assets
     resulting from operations               ($  1,424,402)       ($   750,585)
                                              ============         ===========

    Income (loss) per limited
     partnership unit                        ($     10,943)       ($     5,767)
                                              ============         ===========



See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                 Statement of Partners' Equity

                                          (Unaudited)

                                                    General            Limited
                                                    Partner           Partners            Total
Balance, December 31, 1996                       $     48,638       $ 12,141,944      $ 12,190,582

Net income (loss)                               (       7,506)     (     743,079)    (     750,585)
                                                 ------------        -----------       -----------

Balance, December 31, 1997                       $     41,132       $ 11,398,865      $ 11,439,997
                                                 ============       ============      ============








See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                    Statement of Cash Flows

                                          (Unaudited)

                                                           Three Months ended March 31,
                                                            1995                1996
                                                         ----------          ----------
Cash flows from operating activities:
   Net increase (decrease) in net assets
    resulting from operations                          ($ 1,424,402)       ($   750,585)
                                                        -----------         -----------
   Adjustments to reconcile net increase to
    cash flows from operating activities:
       Loss from Sunrise Media, LLC                              -               57,044
       Unrealized (gain) loss on investments              1,464,480           3,352,293
       Realized (gain) on investments                  (    135,382)       (  2,768,100)
       (Increase) decrease in:
         Accounts receivable                           (      4,985)       (     40,323)
       Increase (decrease) in:
         Accounts payable                                    29,335        (    778,040)
                                                        -----------         -----------
       Total adjustments                                  1,353,448        (    177,126)
                                                        -----------         -----------
       Net cash flows from operating activities              70,954        (    927,711)
                                                        -----------         -----------
Cash flows from investing activities:
   Net advance to Sunrise Media, LLC                            -          (     62,697)
   Investments in notes receivable                     (     42,500)       (    374,000)
   Proceeds from sale of securities                         173,557           3,126,850
                                                        -----------         -----------
       Net cash flows from investing activities             131,057           2,690,153
                                                        -----------         -----------
Net increase (decrease) in cash                              60,103           1,762,442

Cash and cash equivalents at beginning of period              2,823              56,723
                                                        -----------         -----------
Cash and cash equivalents at end of period              $    62,926         $ 1,189,165
                                                        ===========         ===========




See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                 Notes to Financial Statements

                                        March 31, 1997



1.  ORGANIZATION AND BUSINESS PURPOSE

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. Organizational Costs - Costs of organizing the Partnership were capitalized and amortized on a straight-line basis over five years. These costs were completely amortized during the quarter ended June 30, 1995.

    B. Contributed Capital - Proceeds from the sale of the limited partnership interests, net of related selling commissions and syndication costs, are recorded as contributed capital.

    C. Statement of Cash Flows - The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. No interest or income taxes were paid during the periods.

    D. Valuation of Investments - The valuation of investments in debentures which are convertible into unregistered securities is based upon the bid price of the underlying securities obtained through normal market systems less a discount for selling and registration costs. For those investments not having an established market, the valuation is at the Partnership's costs for the first six months after closing and will be redetermined by the General Partners subsequent to that time period.

   E. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities asof the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

    F. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $84,863, and the amount determined to be uncollectible and charged against the income was $44,384.

3.  MANAGEMENT

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

     Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended March 31, 1997, were $56,101.

     Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended March 31, 1997, the Partnership incurred reimbursable expenses of $19,620 and reimbursed Renaissance $832,364 to be applied to the total account.

     In addition, the Partnership is served by two independent, individual general partners (the "Independent General Partners"). The Independent General Partners receive a quarterly fee of $6,000 each, payable in advance.

4.  FEDERAL INCOME TAXES

     No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

5.  PARTNERSHIP AGREEMENT

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

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                        March 31, 1997


6.  INVESTMENTS

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

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                        March 31, 1997

                                                              CONVERSION        FAIR
                                               COST         OR FACE VALUE       VALUE
BIOPHARMACEUTICS, INC.
12.5% Convertible Debenture
 Conversion price $.25, maturity 10/1/98    $   700,000     $ 1,512,000    $ 1,371,280
12.5% Convertible Debenture
 Conversion price $.27, maturity 10/1/98        402,941         805,882        757,529
Common Stock                                    241,250         521,100        489,834

GLOBAL ENVIRONMENTAL CORP.
Common Stock                                  2,360,948       2,656,067      2,496,703
B Preferred Stock                               150,000         168,750        158,625

INTERNATIONAL MOVIE GROUP, INC.
12% Convertible Subordinated Debenture        1,500,000         750,000        750,000

UNICO, INC.
Preferred Series C stock                      1,589,220       1,589,220      1,589,220
9.25% Term Note                                  50,000          50,000         50,000
10% Term Note                                   224,000         224,000        224,000
                                            -----------     -----------    -----------
     SUBTOTAL                                 7,218,359       8,277,019      7,887,191

OTHER INVESTMENTS

SUNRISE MEDIA, LLC
Formerly CEL                                  1,762,786       1,762,786      1,762,786
                                            -----------     -----------    -----------
                                            $ 8,981,145     $10,039,805    $ 9,649,977
                                            ===========     ===========    ===========

     The Partnership has made loans of $150,000 to Global Environmental corp. and $224,000 to UNICO, Inc. during the quarter.

     The Partnership also realized a capital gain of $2,698,688 on the sale of 400,000 shares of MaxServ, Inc. and $69,412 on the sale of 235,000 shares of Biopharmaceutics, Inc. in this quarter.

7.  RELATED PARTY TRANSACTIONS

     Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     For the past three months, the Partnership recorded a decrease of approximately $750,585 in the net assets resulting from operations. This was due primarily to a decrease in market value for the common stocks of certain of its Portfolio companies.

     The following Portfolio transactions are noted for the quarter (portfolio companies are herein referred to as the "Company"):

     BIOPHARMACEUTICS, INC. During the quarter ended March 31, 1997, the Partnership sold 235,000 shares of the Company s common stock for $128,612, recording a gain on the transaction of $69,412.

     GLOBAL ENVIRONMENTAL CORP. On March 13, 1997, the Partnership advanced $150,000 to the company under a 10% Note due March 13, 1999. The Note provides that the Partnership will convert the entire principal of $150,000 into 600,000 shares of the Company's common stock upon Global obtaining a loan secured by a lien on the land and improvements owned by its Danzer Industries. Inc. subsidiary, located in Hagerstown, Maryland. This loan must be under terms acceptable to the Partnership.

     MAXSERV, INC. The Partnership liquidated its remaining position in this investment during the quarter by selling its remaining stock investment for $1,066,205, recording a gain on the sale of $953,705.

     SUNRISE MEDIA, LLC. Subsequent to the end of the quarter, on April 1, 1997, the Partnership entered into an agreement with Alvin H. Perlmutter, Inc ("AHP") and Richardson & Associates ("R & A") to restructure and activate Sunrise Media LLC ( Sunrise ). This agreement provides for AHP to contribute to Sunrise its entire interest in all of the original programming in production or in development, together with AHP's entire share of revenues derived from properties in distribution, along with film production equipment, for a 37% interest in Sunrise.
     R & A is to render ongoing consulting services and is to coordinate a private equity financing effort to raise additional working capital. R & A received a 7 1/2% interest in Sunrise. The agreement requires the Partnership to advance a working capital loan of $200,000 under three different advances, one advance on April 15, 1997 of $100,000 and two advances of $50,000 on May 15, 1997 and June 15, 1997. The note bears interest at an annual rate of 7% per annum. In addition, upon the closing of a private equity offering, the Note will be converted to equity on the same basis as the private equity financing.

     UNICO, INC. The Partnership advanced $100,000 on January 22, 1997, $100,000 on February 14, 1997, and $24, 000 on March 28,1997 to the Company. Each of the advances were under a separate subordinated note, bearing interest at 10% and maturing two years from date.

    During the quarter ending March 31, 1997, except as outlined above, no additional investments were made.

     The decline in accounts payable-related party of $756,643 represents the payment of prior years' management fees and expenses owed to the Managing General Partner.



(2)  Material Changes in Operations

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

    During the past quarter, interest income has increased as a result of accruing interest in new advances to portfolio companies. As a rsult of realizing capital gains on the sale of certain partnership investments, cash and cash equivalents have increased approximately $1.8 million.

    Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. This source of income is not available on an ongoing basis, except to the extent funds are available for new investments.

     Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. UNICO, Inc. has terms of certain of its Term Notes for interest payable annually. As of March 31, 1997, all companies are current on interest payments with the following exceptions. At March 31, 1997, Biopharmaceutics, Inc. had accrued interest payments to the Partnership in the aggregate amount of $70,041. This amount is now in arrears. Those partnership investments which are in arrears have been fully reserved. During the quarter, the Partnership realized a gain of $2,768,100, primarily from the sale and liquidation of the investment in MaxServ, Inc. and also the sale of 235,000 shares of Biopharmaceutics, Inc.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENAISSANCE CAPITAL PARTNERS, LTD.


May 30, 1997                          /S/ Russell Cleveland
                            ---------------------------------------------
                                    Russell Cleveland, President
                                   Renaissance Capital Group, Inc.,
                                     Managing General Partner


May 30, 1997                          /S/ Barbe Butschek
                              ----------------------------------------------
                                 Barbe Butschek, Chief Financial Officer
                                   Renaissance Capital Group, Inc.,
                                      Managing General Partner