Form 10-Q
period 1997-06-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1997-08-15
CIK 855567

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For quarterly period ended June 30, 1997

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

                                 (Unaudited)




         Assets                                December 31,       June 30,
                                                   1996             1997


  Cash and cash equivalents                    $    56,723       $ 1,391,236
  Investments at market value, cost of
   $8,960,241 and $9,095,105                    12,981,367         9,875,131
  Interest and fees receivable                      37,125           124,498
  Other assets                                       1,065             1,065
                                               -----------       -----------
                                               $13,076,280       $11,391,930
                                               ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

  Liabilities:
   Accounts payable - trade                    $    51,627       $    52,834
   Accounts payable - related party                834,071            69,033
                                               -----------       -----------
      Total liabilities                            885,698           121,867
                                               -----------       -----------

  Partners' equity:
    General partner                                 48,638            39,433
    Limited partners (128.86 units)             12,141,944        11,230,630
                                               -----------       -----------
      Total partners' equity                    12,190,582        11,270,063
                                               -----------       -----------

                                               $13,076,280       $11,391,930
                                               ===========       ===========

  See accompanying notes to financial statements.

                              RENAISSANCE CAPITAL PARTNERS, LTD.
                                    Statement of Operations

                                         (Unaudited)

                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                    1996             1997                  1996             1997
                                                -----------       -----------           ----------       -----------
    Income:

         Interest                               $    3,048        $   49,002            $    6,726       $   89,481
         Dividends                                      -              1,430                    -             2,314
         Other investment income                        -             15,129                    -            16,467
                                                ----------        ----------            ----------       ----------
           Total income                              3,048            65,561                 6,726          108,262
                                                ----------        ----------            ----------       ----------
    Expenses:
         General and administrative                 68,040           204,010               124,304          299,958
         Management fees                            41,344            56,637                84,065          112,738
                                                ----------         ---------            ----------       ----------
           Total expenses                          109,384           260,647               208,369          412,696
                                                ----------         ---------            ----------       ----------
           Investment income (loss) net           (106,336)         (195,086)             (201,643)        (304,434)

         Loss from investment in
          Sunrise Media LLC                             -            (86,040)                   -          (143,084)
         Net realized and unrealized
          gain (loss) on investments              (167,629)          111,192            (1,496,724)        (473,001)

         Net decrease in net assets
          resulting from operations            ($  273,965)      ($  169,934)          ($1,698,367)     ($  920,519)
                                                ==========        ==========            ==========       ==========

       Income (loss) per limited
          partnership unit                     ($    2,105)      ($    1,306)          ($   13,048)     ($    7,072)
                                                ==========        ==========            ==========       ==========


    See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.
                        Statement of Partners' Equity

                                 (Unaudited)


                                       General       Limited
                                       Partner       Partners       Total
                                       -------       --------       -----
  Balance, December 31, 1996         $  48,638     $12,141,944   $12,190,582

  Net income (loss)                     (9,025)       (911,314)     (920,519)
                                     ---------     -----------   -----------
  Balance, June 30, 1997             $  39,433     $11,230,630   $11,270,063
                                     =========     ===========   ===========














  See accompanying notes to financial statements.

                         RENAISSANCE CAPITAL PARTNERS, LTD.

                             Statement of Cash Flows

                                  (Unaudited)

                                                               Three Months ended June 30,            Six Months Ended June 30,
                                                                  1996              1997                1996             1997
                                                               ----------        ----------          ----------       ----------
    Cash flows from operating activities:
         Net increase (decrease) in net assets
          resulting from operations                         ($  273,965)        ($  169,934)        ($1,698,370)    ($  920,519)

         Adjustments to reconcile net decrease to
          cash flows from operating activities:
             Loss from Sunrise Media, LLC                            -               86,040                  -          143,084
             Unrealized (gain) loss on investments              342,934            (111,194)          1,807,414       3,241,099
             Realized (gain) loss on investments               (175,305)                 -             (310,687)     (2,768,100)
             (Increase) decrease in accounts receivable          (7,114)            (47,052)            (12,099)        (87,373)
             Increase (decrease) in accounts payable             74,093              14,211             103,428        (763,831)
                                                             ----------          ----------           ---------       ---------

             Total adjustments                                  234,608             (57,995)          1,588,056        (235,121)
                                                             ----------          ----------           ---------      ----------
             Net cash flows from operating activities           (39,357)           (227,929)           (110,314)     (1,155,640)
                                                             ----------          ----------           ---------      ----------
    Cash flows from investing activities:
         Purchase of investments                                (80,000)           (200,000)           (122,500)       (636,697)
         Proceeds from sale of securities                       221,705                  -              395,265       3,126,850
                                                             ----------          ----------           ---------      ----------
             Net cash flows from investing activities           141,705            (200,000)            272,765       2,490,153
                                                             ----------          ----------           ---------      ----------
    Cash flows from financing activities:
         Distributions to limited partners                           -                   -                   -               -
                                                             ----------          ----------           ---------      ----------
    Net increase (decrease) in cash                             102,348            (427,929)            162,451       1,334,513

    Cash and cash equivalents at beginning of period             62,926           1,819,165               2,823          56,723
                                                             ----------          ----------           ---------      ----------
    Cash and cash equivalents at end of period               $  165,274          $1,391,236           $ 165,274      $1,391,236
                                                             ==========          ==========           =========      ==========



    See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Notes to Financial Statements

                                June 30, 1997



  1.   ORGANIZATION AND BUSINESS PURPOSE
       ---------------------------------

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

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

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

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                                    June 30, 1997


  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
       ------------------------------------------

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

       F. INTEREST INCOME - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $93,879, and the amount determined to be uncollectible and charged against the income was $44,877.

  3.   MANAGEMENT
       ----------

       Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to the management agreement, Renaissance will perform certain services, including certain management, investment, and administrative services, necessary for the operation of the Partnership.

       Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended June 30, 1997 were $56,637.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Notes to Financial Statements

                                June 30, 1997

  3.   MANAGEMENT (continued)
       ----------

       Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended June 30, 1997, the Partnership incurred reimbursable expenses of $12,398 and reimbursed Renaissance $11,675 to be applied to the total account.

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

  5.   PARTNERSHIP AGREEMENT
       ---------------------

       Pursuant to the terms of the partnership agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from a Capital Transaction shall be allocated such that the Limited Partners eceive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners.

  6.   INVESTMENTS
       -----------

       Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        Notes to Financial Statements

                                June 30, 1997

  6.   INVESTMENTS (continued)
       -----------
       For securities that are publicly traded and for which quotations are available, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

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

                        RENAISSANCE CAPITAL PARTNERS, LTD.

                                 June 30, 1997

                                                                     CONVERSION       FAIR
                                                          COST     OR FACE VALUE      VALUE
    BIOPHARMACEUTICS, INC.
    12.5% Convertible Debenture                       $  700,000     $1,575,000     $1,430,500
     conversion price $.25, maturity 10/10/98
    12.5% Convertible Debenture                          402,941        839,460        789,092
     conversion price $.27, maturity 10/1/98
    Common Stock                                         241,250        542,813        510,245

    GLOBAL ENVIRONMENTAL CORP.
    Common Stock                                       2,360,948      2,656,067      2,496,703
    10% Term Note                                        150,000        168,750        158,625

    INTERNATIONAL MOVIE GROUP, INC.
    12% Convertible Subordinated Debenture             1,500,000      1,500,000        750,000

    UNICO, INC.
    Preferred Series C Stock                           1,589,220      1,589,220      1,589,220
    9.25% Term Note                                       50,000         50,000         50,000
    10% Term Note                                        224,000        224,000        224,000
                                                     -----------    -----------     ----------

                          Subtotal                     7,218,359      9,145,310      7,998,385

    OTHER INVESTMENTS

    SUNRISE MEDIA, LLC                                 1,876,746      1,876,746      1,876,746
       formerly CEL                                  -----------    -----------     ----------

                                                     $ 9,095,105    $11,022,056     $9,875,131
                                                     ===========    ===========     ==========

         The Partnership advanced $200,000 to Sunrise Media, LLC under terms of a 7% note and security agreement during the quarter.

  7.   RELATED PARTY TRANSACTIONS
       --------------------------

       Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended June 30, 1997.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                               June 30, 1997

  8.   LITIGATION
       ----------

       The Partnership is involved in litigation arising in the ordinary course of business. In the opinion of the Partnership's legal counsel and management, any liability resulting from such ligitation . . .

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND ------- RESULTS OF OPERATIONS

  (1) MATERIAL CHANGES IN FINANCIAL CONDITION

       Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

       For the past three months, the Partnership's net assets resulting from operations decreased approximately $169,934, and the total partners' equity account decreased by a like amount. Investments at fair value increased in the second quarter, reflecting a higher overall valuation for those investments remaining in the portfolio.

       The following portfolio transactions are noted for the quarter ended June 30, 1997 (portfolio companies are herein referred to as the "Company"):

       BIOPHARMACEUTICS, INC. On June 24, 1997, the Company effected a one share for four shares reverse split of its common stock. Accordingly, the conversion price of the $700,000 of Convertible Debentures issued in 1992 was reset to $1.00 per share, and the conversion price of the $402,941 of Convertible Debentures issued in 1996 was reset to $1.08 per share.

       GLOBAL ENVIRONMENTAL CORP. On July 31, 1997, in accordance with the provisions of the loan agreement, the Partnership converted the entire principal of its $150,000 10% Promissory Note into 600,000 shares of the Company's common stock. This conversion was required when the Company obtained a loan secured by a lien on the land and improvements owned by its Danzer Industries, Inc. subsidiary, located in Hagerstown, Maryland.

       SUNRISE MEDIA, LLC. On April 1, 1994, the Partnership entered into an agreement with Alvin H. Perlmutter, Inc. ("AHP") and Richardson & Associates ("R & A") to restructure and activate Sunrise Media, LLC ("Sunrise"). This agreement provides for AHP to contribute to Sunrise its entire interest in all of the original programming in production or in development, together with AHP's entire share of revenues derived from properties in distribution, along with film production equipment, for a 37% interest in Sunrise.

       R & A is to render ongoing consulting services and is to coordinate a private equity financing effort to raise additional working capital. R & A received a 7 1/2% interest in Sunrise. Pursuant to the agreement, the Partnership advanced a working capital loan of $200,000 ("the note") under three different advances. One advance of $100,000 was made on April 15, 1997 and two advances of $50,000 each were made on May 15, 1997 and June 15, 1997. The note bears interest at a rate of 7% per annum and, upon the closing of a private equity offering, will be converted to equity on the same basis as the private equity financing.

       In the second quarter, the investment in Sunrise was adjusted to reflect the Partnership's 55.5% share of net loss for the period ended June 30, 1997.

       No additional investments were made during the quarter ended June 30, 1997, except as outlined above.


  (2) MATERIAL CHANGES IN OPERATIONS

       Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

       During the past quarter, the Partnership recorded a net investment loss of $195,086. Interest income has increased as a result of accruing interest in new advances to portfolio companies, but an overall investment loss was recorded due to increased expenses. General and administrative expenses rose to $204,010 for the quarter ended June 30, 1997, primarily due to increased legal and other expenses incurred in monitoring the portfolio. In addition, the net decrease in net assets resulting from operations is due mostly to the loss incurred by the Partnership as a result of its investment in Sunrise Media, LLC.

       Income received is primarily from interest income on a portfolio of Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. This source of income is not available on an ongoing basis, except to the extent funds are available for new investments.

       Portfolio investments still held as debentures require interest payments generally on either a monthly or quarterly basis. UNICO, Inc. has certain Term Notes outstanding with the Partnership in which interest is payable annually. As of June 30, 1997, all companies are deliquent on interest payments. Biopharmaceutics, Inc. is in arrears in interest payments to the Partnership in the aggregate amount of $360,089.11. Global Environmental is in arrears in interest payments to the Partnership in the aggregate amount of $34,107.65. International Movie Group, Inc. is inarrears in interest payments to the Partnership in the aggregate amount of $450,246.55. UNICO, Inc. is in arrears in interest payments to the Partnership in the aggregate amount of $173,479.32.


                             PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS
  --------------------------

       The Partnership has been included by consolidation with Renaissance Capital Group, Inc. in the pending Pembroke lawsuits previously reported in the Partnership's December 31, 1996 Form 10-K, Item 3.



                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 RENAISSANCE CAPITAL PARTNERS, LTD.

  August 13, 1997                    /s/ Russell Cleveland
                               -------------------------------------
                                   Renaissance Capital Group, Inc.,
                                       Managing General Partner
                                     Russell Cleveland, President



  August 13, 1997                    /s/ Barbe Butschek
                              --------------------------------------
                                   Renaissance Capital Group, Inc.,
                                       Managing General Partner
                              Barbe Butschek, Chief Financial Officer