Form 10-Q
period 1997-09-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1997-11-13
CIK 855567

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ______________



                       Commission File Number:  018581


                      RENAISSANCE CAPITAL PARTNERS, LTD.
__________________________________________________________________________
            (Exact name of registrant as specified in its charter)

          Texas                                             75-2296301
__________________________________________________________________________
(State or other jurisdiction                   (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas                      75206-1857
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

                                (Unaudited)

ASSETS

                                     Dec 31, 1996   Sept 30, 1997

Cash and cash equivalents           $      56,723    $  1,235,479
Investments at market value, cost
 of $8,960,241 and $9,239,571
 respectively                          12,981,367      11,289,885
Interest and fees receivable               37,125          26,261
Other assets                                1,065           1,065

                                      $13,076,280     $12,552,690

LIABILITIES AND PARTNERS' EQUITY

Accounts payable - trade                   51,627          22,652
Accounts payable - related party          834,071         146,696

    Total liabilities               $     885,698    $    169,348

Partners' equity:
  General partner                          48,638          50,566
  Limited partners (128.86 units)      12,141,944      12,332,776

    Total Partners' Equity             12,190,582      12,383,342

                                      $13,076,280     $12,552,690

See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                           STATEMENT OF OPERATIONS

                                 (Unaudited)

                              Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                                      1996               1997                  1996                 1997
Income:

    Interest                                      $   101,741          $  77,857            $   108,467         $ 167,338
    Dividends                                             -0-              1,833                    -0-             4,147
    Other investment income                               -0-                -0-                    -0-               -0-

      Total income                                    101,741             79,690                108,467           171,485

Expenses:
    General and administrative                        167,398            158,006                291,702           457,964
    Management fees                                    46,771             62,228                130,836           174,966

      Total expenses                                  214,169            220,234                422,538           632,930

      Investment income(loss) net                    (112,428)          (140,544)              (314,071)         (461,445)

    Loss from investment in
     Sunrise Media LLC                                    -0-                -0-                    -0-          (143,084)
    Net realized and unrealized
     gain (loss) on investments                     1,192,385          1,253,823               (304,339)          797,289

    Net increase (decrease) in net assets
     resulting from operations                     $1,079,957         $1,113,279              $(618,410)         $192,760


   Income (loss) per limited
     partnership unit                            $      8,381       $      8,553            $    (4,799)       $    1,481



See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                        STATEMENT OF PARTNERS' EQUITY

                                 (Unaudited)

                                 General       Limited
                                 Partner      Partners        Total
Balance, December 31, 1996      $48,638   $12,141,944   $12,190,582

Net income(loss)                  1,928       190,832       192,760

Balance, September 30, 1997     $50,566   $12,332,776   $12,383,342













See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                           STATEMENT OF CASH FLOWS

                                 (Unaudited)

                                       Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                          1996                1997                1996           1997
Cash flows from operating activities:
    Net increase (decrease) in net assets
     resulting from operations                          $1,079,957        $ 1,113,279         $  (618,410)   $   192,760

    Adjustments to reconcile net decrease to
     cash flows from operating activities:
        Loss from Sunrise Media LLC                            -0-                -0-                 -0-        143,084
        Unrealized (gain) loss on investments             (985,856)        (1,270,288)            821,559      1,970,811
        Realized (gain) loss on investments               (206,529)               -0-            (517,219)    (2,768,100)
        (Increase) decrease in:
          Accounts receivable                               84,137            (46,229)             72,038       (133,602)
        Increase (decrease) in:
          Accounts payable                                  50,456             47,481             153,884       (716,350)

        Total adjustments                               (1,057,792)        (1,269,036)            530,262     (1,504,157)

        Net cash flows from operating activities            22,165           (155,757)            (88,148)    (1,311,397)

Cash flows from investing activities:
    Purchase of investments                               (319,970)               -0-            (442,470)      (636,697)
    Proceeds from sale of securities                       243,954                -0-             639,218      3,126,850

        Net cash flows from investing activities           (76,016)               -0-             196,748      2,490,153

Cash flows from financing activities:
    Distributions to limited partners                          -0-                -0-                 -0-            -0-

Net increase (decrease) in cash                            (53,851)          (155,757)            108,600      1,178,756

Cash & cash equivalents at beginning
   of period                                               165,274          1,391,236               2,823         56,723

Cash and cash equivalents at end of period            $    111,423         $1,235,479         $   111,423     $1,235,479


See accompanying notes to financial statements.

                      RENAISSANCE CAPITAL PARTNERS, LTD.
                        Notes to Financial Statements
                              September 30, 1997


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

                       RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements (Continued)
                             September 30, 1997

  F. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $123,227, and the amount determined to be uncollectible and charged against the income was $45,370.

3.    Management

  Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to the management agreement, Renaissance will perform certain services, including certain management, investment, and administrative services, necessary for the operation of the Partnership. Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended September 30, 1997, were $62,228.

  Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended September 30, 1997, the Partnership incurred reimbursable expenses of $15,435, which are still outstanding at the end of the quarter.

  In addition, the Partnership is served by two independent, individual general partners (the "Independent General Partners"). The Independent General Partners receive a quarterly fee of $6,000 each, payable in advance.

4.   Federal Income Taxes

  No provision has been made for Federal income taxes as the liability for such taxes is that of the partners rather than the Partnership.

                      RENAISSANCE CAPITAL PARTNERS, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

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

                            INVESTMENT VALUATION SUMMARY

                                                      CONVERSION
                                                                                 or
                                                               COST              FACE VALUE           FAIR VALUE
Biopharmaceutics, Inc.
Common Stock                                               $  700,000          $ 3,105,200           $ 2,868,888
Common Stock                                                  402,941            1,787,446             1,680,199
Common Stock                                                  241,250              535,093               502,987
Common Stock                                                  144,466              640,850               602,399

Global Environmental Corp.
Common Stock                                                2,360,948            2,077,634             1,952,976
Common Stock                                                  150,000              132,000               124,080

International Movie Group, Inc.
12% Convertible Subordinated Debenture                      1,500,000            1,500,000               750,000

UNICO, Inc.
Preferred Series C Stock                                    1,589,220            1,589,220               657,610
9.25% Term Note                                                50,000               50,000                50,000
10% Term Notes                                                224,000              224,000               224,000

Subtotal:                                                   7,362,825           11,641,443             9,413,139

OTHER INVESTMENTS

Sunrise Media, LLC
Formerly CEL                                                1,876,746            1,876,746             1,876,746

                                                           $9,239,571          $13,518,189           $11,289,885

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and (b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                      RENAISSANCE CAPITAL PARTNERS, LTD.
                  Notes to Financial Statements (Continued)
                              September 30, 1997

6.  Investments (continued)

    The Partnership acquired 288,931 shares of Biopharmaceutics, Inc. common stock during the current quarter by the cancellation of accrued interest of $144,466.

7.  Related Party Transactions

  Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended June 30, 1997.

8.   Litigation

   The Partnership has been named as a defendant in a lawsuit involving a portfolio investment which was fully charged off in prior periods. The Partnership has denied any and all liability relating to this suit and intends to vigorously defend this action. See Part II - Other Information, Item 1 - Legal Proceedings for further information concerning litigation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(1)  Material Changes in Financial Condition

     Discuss material changes from end of preceding fiscal year to date of most recent interim balance sheet provided. If necessary for an understanding, discuss seasonal fluctuations.

     During the quarter ended September 30, 1997, the Partnership s net assets resulting from operations increased $1,113,279, and the total partners equity account increased by a like amount. This increase is primarily attributable to the reduction of the conversion price of Biopharmaceutics, Inc. to $0.50 per share, and conversion of these Debentures to common stock, as discussed below. This increase is par-tially mitigated by the valuation reserve established for Unico, Inc.

     The following portfolio transactions are noted for the quarter ended September 30, 1997 (portfolio companies are herein referred to as the
 Company ):

     Biopharmaceutics, Inc. Effective as of September 30, 1997, Biopharmaceutics, Inc. and the Partnership entered into an agreement to lower the conversion price of the $700,000 debentures issued in 1992 and the $402,941 debentures issued in 1996 to $0.50 per share. In addition, the Company agreed to issue 288,931 shares of its common stock in payment of all
accrued unpaid interest due the Partnership as of September 30, 1997.   In
connection with the lowering of the conversion price, the Partnership agreed to convert all of its debentures into common stock of the Company. This latest action results in the Partnership s total investment in Biopharmaceutics being 2,736,063 shares of common stock at a cost of $1,488,657.

     Global Environmental Corp. On July 31, 1997, in accordance with the provisions of the loan agreement, the Partnership converted the principal of its $150,000 Note into 600,000 shares of the Company s common stock.

     Unico, Inc. As a result of the Company s difficulties in raising working capital and continuing losses, the Partnership has provided a valuation reserve of $931,610 against this investment.


(2) Material Changes in Operations

     Discuss material changes with respect to the most recent year-to-date period and corresponding period for prior year, if most recent quarter included also covers changes for quarterly period.

     During the past quarter, the Partnership experienced an investment loss of $140,544, and an investment loss for the nine months ended September 30, 1997 of $461,455. Interest income has increased $54,871 for the nine months ended September 30, 1997 when compared to the same period last year. The Biopharmaceutics, Inc. accrued interest was paid by the issuance of Biopharmaceutics, Inc. common stock. General and administrative expenses rose to $457,964 for the nine month period ended September 30, 1997, primarily because of the increase in legal and other expenses incurred in monitoring the portfolio.

     In the past, income received was primarily from interest income on portfolio Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. The Partnership has converted, or is in the process of converting, its remaining debentures into equity securities of portfolio companies. Future income will primarily be dependent upon the sale of these stocks or dividends received, when such are declared and paid by portfolio companies.

     Portfolio investments still held as Notes require interest payments generally on either a monthly or quarterly basis. UNICO, Inc. has certain Term Notes outstanding with the Partnership in which interest is payable annually. As of September 30, 1997, UNICO, Inc. is in arrears in interest payments to the Partnership in the aggregate amount of $19,653.65.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On November 9, 1995, John Pembroke commenced an action against Renaissance Capital Group, Inc. seeking collection of a judgment awarded to him by default in a suit against AFN, Inc. in the amount of $2,441,320 plus interest and attorney's fees to seek payment of sums claimed due under an employment contract with AFN, Inc. The stated basis for the claim was that Renaissance Capital Group, Inc. became the "alter ego," or successor to, AFN, Inc. and is therefore liable under the employment contract.

     On July 15, 1996, the Partnership commenced an action against Mr. Pembroke seeking damages for its losses on the investment in AFN, Inc. The basis for claim is alleged misrepresentations made by Mr. Pembroke regarding the financial condition of AFN, Inc. at the time of the Partnership's investment. On July 26, 1996, Mr. Pembroke filed a counter claim against the partnership based on the same claims and demands alleged in the suit against Renaissance Capital Group, Inc.

     On March 5, 1997, Mr. Pembroke asserted additional claims alleging slander, tortuous interference, breach of contract, and conspiracy against Renaissance Capital Group, Inc., the Partnership, and Russell Cleveland, who is an officer and director and shareholder of Renaissance Capital Group, Inc., the Managing General Partner for the Partnership. Mr. Pembroke is now seeking actual damages in the amount of $4,000,000 plus interest, at least $300,000 in attorney fees and court costs, and unspecified puntative damages.

     Renaissance Capital Group, Inc. has denied any and all liability relating to this suit and intends to vigorously defend this action. The Partnership may be bound by agreement to indemnify Renaissance Capital Group, Inc. and its officers and directors from any costs of litigation and any judgments in favor of Mr. Pembroke.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RENAISSANCE CAPITAL PARTNERS, LTD.



November 11, 1997


___________/s/____________
Renaissance Capital Group, Inc., Managing General Partner
Russell Cleveland, President



November 11, 1997


__________/s/_______________
Renaissance Capital Group, Inc., Managing General Partner
Barbe Butschek, Chief Financial Officer