Form 10-K
period 1997-12-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1998-04-14
CIK 855567

<PAGE 1>
                Securities and Exchange Commission
                     Washington, D. C. 20549


                            Form 10-K

Mark One
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1997 or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

                       Commission File No. 0-18581

                    RENAISSANCE CAPITAL PARTNERS, LTD.
           (Exact name of Registrant as specified in its charter)

          Texas                          75-2296301
    (State of incorporation            (I.R.S. Employer
       or organization)                Identification No.)

       Suite 210, LB 59,
 8080 North Central Expressway,
        Dallas, Texas                        75206
   (Address of principle
    executive offices)                     (Zip Code)

Registrant's telephone number, including area code (214)891-8294

   Securities Registered Pursuant to Section 12(b) of the Act:

                                    Name of each exchange
     Title of each class              on which registered
            None                             None

   Securities Registered Pursuant to Section 12(g) of the Act:

                 Limited Partnership Interests

                 Subscription Units of $100,000
                        (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shouter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes(X)          No( )

     Indicate by check mark if disclosure by delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or

<PAGE 2>
information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. ( )

     State the aggregate market value of the voting stock held by non affiliates of the registrant.

     As of December 31, 1997 there were 128.86 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $100,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests ("Interests") held by non-affiliates as of December 31, 1997 is $9,864,597. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1997 is $348,775.


                           Part I

Item 1.  Business.

GENERAL DEVELOPMENT OF BUSINESS

     Renaissance Capital partners, Ltd. (sometimes referred to as the "Registrant" or the "Partnership") is a Texas limited partnership, (organized as of July 31, 1989 with commencement of full operations on July 1, 1990), that has elected to operate as a business development company (sometimes referred to herein as a "Business Development Company" or a "BDC") under the Investment Company Act of 1940, as amended (the "1940" Act"). The Partnership raised net proceeds of approximately $12,100,000 in a private placement offering of Limited Partnership Units pursuant to Regulation D of the Securities Act of 1933, as amended, (the "Securities Act") and concurrently filed a registration statement regarding such units pursuant to
Section 12(g) of the Securities Exchange Act of 1934, as amended (the"Exchange Act"). Upon closing of the offering, the Partnership commenced operations as a Business Development Company.

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

     Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, serves as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Adviser Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with

<PAGE 3>
respect to the operations of the Partnership (the "Independent General
Partners").

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

     Accordingly, while such common stock of a Portfolio Company may be publicly traded, the common stock acquired by the Partnership is generally unregistered. Therefore, such securities are restricted from distribution or sale to the public except in compliance with certain holding periods and exemptions under the Securities Act or after registration pursuant to the Securities Act.

     During 1997 the Partnership was solely engaged in carrying forward its plan of business operations. Since 1991, the Partnership has made no new Portfolio Company investments.

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

     Under the provisions of the 1940 Act, a Business Development Company must invest at least 70% of its funds in "eligible portfolio investments", such being generally defined, as direct placements to eligible companies and temporary investments in "cash items" pending other investments. However, under and pursuant to the provisions of the 1940 ACT, a Business Development Company may invest up to 30% of its funds in "Other Investments", that is, investments that do not qualify as "eligible portfolio investments", such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

     Pending investment in convertible debenture securities of eligible portfolio companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Temporary Investments" consisting primarily of money market funds which qualify as cash or cash equivalents.

     At December 31, 1997, the Registrant's investment assets were classified

<PAGE 4>
by amount as follows:


                                                       Percentage
   Classification                    Cost         of Investments (at Cost)
   Eligible Portfolio Companies     $6,831,913            82%

   Other Portfolio Companies        $1,488,657            18%

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

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. The initial distribution was at the rate of 2.5% of the Limited Partner's Initial Capital Subscription. Thereafter, at the discretion of the Managing General Partner, the distribution may be increased or decreased from time to time. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership. As the result of decreasing cash resources in 1995, 1996, and 1997, the distributions to the limited partners were discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon the cash resources.

     Optionally, in addition to the quarterly distributions, the Managing General Partner may make distributions of realized gains or of securities that have appreciated in value.

GENERAL INVESTMENT POLICIES

     As a general matter, the Partnership has considered, and it is contemplated will continue to consider, the following factors in deciding whether to make or to continue holding any investment:

     (i) Publicly-held Company - each Portfolio Company should be a company whose common stock is registered for public trading under the Exchange Act or that has made arrangements, satisfactory to the Partnership, for such registration so that such company meets this criteria at the time the Partnership acquires common stock upon conversion of the Debentures;

<PAGE 5>
     (ii) Earnings History - the Partnership prefers the existence of a history of profitable operations or, alternatively, a reasonable expectation that with the contemplated use of the proceeds, the Portfolio Company's future operations will be conducted at a level of profitability and cash flow to satisfactorily service the Partnership's Debentures. Generally, debt repayment under the Debentures will be geared to the anticipated earnings ability of the Portfolio Company as contrasted to a proposed refinancing or sale of assets. Notwithstanding the foregoing, because of the diversity of investments to be considered, the Managing General Partner has not established fixed financial ratios (such as an earnings coverage, debt to worth, or current assets to current liabilities ratios) as investment criteria;

     (iii) Management - The Partnership seeks companies with competent senior managers and ideally, a vested interest in the equity growth of the company;

     (iv) Nature of the business and industry - the Partnership seeks companies that have a recognized market for their products or services in a stable or growing industry;

     (v) Management Involvement - the Partnership seeks companies that are willing to permit the Partnership to take a substantial equity position in the company and have representation on its board of directors. Generally, each Portfolio Company will be required to accept either a Partnership nominee or an advisory director to its board of directors;

     (vi) Lack of Investment Concentration - Portfolio Investments must generally be diversified as to both company and industry. As a general principle, no more than a range of 8% to 12% of the Portfolio Investments is invested in any one Portfolio Company.

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

BUSINESS DEVELOPMENT COMPANY

<PAGE 6>

     A BDC:
     (1) is closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies." These qualifications are:

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

     Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it is not the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership will only provide managerial assistance, and will seek to limit its "control" position by requiring only that a designee of the partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these will be the Partnership's general policies, the application of

<PAGE 7>

these policies will of necessity vary with each investment situation.

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

<PAGE 8>

a BDC to receive performance compensation of up to 20% on realized capital gains computed net of all realized capital losses and unrealized capital depreciation.

     The Investment Advisory agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's assets. In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the limited Partners have received a sum equal to a ten percent (10%) annual return on their Initial Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive quarterly fees thereafter equal to 0.5% of Net assets, as defined in the Partnership Agreement. For the years ended December 31, 1993 through 1997, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee based solely on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.

     Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having been approved by the majority of the outstanding voting securities, shall precisely describe all compensation to be paid; shall be approved annually by a majority vote of either the Independent General partners or of the Interests; may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the outstanding Limited Partnership Interests; and shall terminate automatically in the event of assignment. The Managing General Partner has agreed that the Partnership Agreement and the Investment Advisory Agreement shall constitute the Partnership's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.

PARTNERSHIP TERM

     The Partnership Agreement provides for an eight (8) year term from the final closing of the initial offering subject to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to three (3) additional one-year periods. The initial term is until June 30, 1998.

PARTNERSHIP INVESTMENTS

     As of December 31, 1997, the Partnership held five active (5) Portfolio Investments in Companies, four of which meet the criteria of investments in Eligible Portfolio Companies and one which did not.

Biopharmaceutics, Inc. (BPH)

<PAGE 9>

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

     Interest was payable quarterly. The debentures were non-callable for three year sand provided for quarterly principal installments commencing on October 1, 1994, which installments would have amortized approximately one-half of the principal with the balance due at maturity on October 1, 1998.

     At the option of the Partnership, the Debenture was convertible at any time into Biopharmaceutics common stock at the lesser of $0.25 per share or 80% of the bid price per share averaged over the twenty trading days immediately prior to the date of exercising the right to convert. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after April 1, 1994, was entitled to at least one such registration at Biopharmaceutic's expense.

     Pursuant to a letter agreement dated December 22, 1994, the Partnership waived defaults by Biopharmaceutics under the loan agreement through April 1, 1995, and agreed to convert a portion of its Debentures ($120,000) into common stock (480,000 shares). The Agreement also provided for the roll up of interest due on or before December 31, 1995, in the amount of $130,982, into a 10% term note.

     As a result of Biopharmaceutics being delisted from the American Stock Exchange, the transactions outlined in this letter agreement were never consummated. Accordingly, no note was received for accrued interest, nor was any portion of the debentures converted into common stock during 1995.

     In accordance with a "Debenture Conversion" agreement effective December 15, 1996, the Partnership converted $300,000 of its convertible debentures into 1,200,000 shares of Biopharmaceutics, Inc.'s common stock, and the remaining $700,000 of convertible debentures were reissued into seven $100,000 convertible debentures maturing on October 1, 1998. These new debentures contain substantially the same features and provisions as the original debentures, except for sinking fund requirements.

     In addition, the agreement provided for issuance of new convertible debentures to evidence accrued, unpaid interest on the original debentures as of September 30, 1996, in the amount of $402,941. These new debentures were issued as of September 30, 1996 and, with the exception of being convertible at the lesser of $0.27 per share of 80% of the bid price per share averaged over the twenty days prior to the date of exercising the right to convert, contained the same terms and conditions as the original debentures, except for sinking fund provisions.

     During the quarter ended March 31, 1997, the Partnership sold 235,000

<PAGE 10>

shares of Biopharmaceutics common stock for $128,161, recording a gain on the transaction of $69,412.

     On June 24, 1997, Biopharmaceutics effected a one share for four shares reverse split of its common stock. Accordingly, the conversion price of the $700,000 of Convertible Debentures issued in 1992 was reset to $1.00 per share, and the conversion price of the $402,941 of Convertible Debentures issued in 1996 was reset to $1.08 per share.

     Effective September 30, 1997, Biopharmaceutics and the Partnership entered into an agreement to lower the conversion price of the $700,000 of Convertible Debentures issued in 1992 and the $402,941 of Convertible Debentures issued in 1996 to $0.50 per share. In addition, Biopharmaceutics agreed to issue 288,931 shares of its common stock in payment of all accrued unpaid interest due the Partnership as of September 30, 1997. In connection with the lowering of the conversion price, the Partnership agreed to convert all of its Debentures into common stock of Biopharmaceutics. This latest action resulted in the Partnership's total investment in Biopharmaceutics being 2,736,063 shares of common stock at a cost of $1,488,657.

     In June 1997, Biopharmaceutics announced that it had signed an agreement to acquire Caribbean Medical Testing. On September 15, 1997, Biopharmaceutics announced completion of the acquisition and reported that it had paid the seller $4.9 million in cash and a Note for $1.5 million, bearing interest at 10.25% per annum and due July 17, 1998. Biopharmaceutics also announced that it had financed the acquisition with $4.9 million of notes payable, bearing interest at 9% and payable $175,000 a month for 28 months, together with its sale of 3.1 million shares of its common stock for $1,350,000.

     The Company's financial performance for 1997 showed significant improvement compared to 1996. The Company earned $1,036,000 from operations in fiscal year 1997 as compared to an operating loss of $964,000 for the prior year ended September 30, 1996.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, is a member of the Company's Board of Directors as the Partnership's Director Designee.

     This investment is not classified as an Eligible Portfolio Investment because the Biopharmaceutics' common stock was listed on the American Stock Exchange at the date of original purchase.

Danzer Corporation (formerly Global Environmental Corp.) (GLEN)

     Danzer Corporation ("Danzer") is engaged in the design, manufacture and installation of utility truck bodies and associated equipment. Danzer recently changed its name from Global Environmental Corporation, but has kept the same trading symbol of "GLEN".

     On April 25, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture ("Convertible Debenture No. 1") issued by Danzer. On

<PAGE 11>

December 31, 1992, a $350,000 follow-on investment in a like convertible debenture ("convertible Debenture No. 2") was made.

     During 1994, the partnership purchased 1,000 shares of Series A Cumulative Convertible Preferred Stock for $100,000.

     On December 31, 1994, the Partnership exchanged with Danzer its Convertible Debenture No. 1 issued by Danzer in the principal amount of $1,250,000 and its convertible debentures No. 2 issued in the principal amount of $350,000 for the aggregate of 16,000 shares of the Series B Preferred Stock ($100 per share). The Series B Preferred Stock ranked pari-passu in dividend and liquidation rights with Danzer's issued and outstanding Series A Preferred Stock. The holders of the Series B Preferred Stock were entitled to receive cumulative annual dividends in the amount of $10 per share which were to be payable quarterly. The holders of the Series B Preferred Stock were entitled to vote the number of votes equal to the number of shares of common stock into which such shares of Series B Preferred Stock could have been converted into pursuant to the conversion feature. The holders of the Series B Preferred Stock had the right to elect the majority of the Board of Directors of Danzer if certain defaults occurred under the preferred stock purchase agreement or if more than one-third of the Series B Preferred Stock remained outstanding after October 31, 1999. The holders of the Series B Preferred stockholders had the right to convert their stock into Danzer's common stock initially at $0.50 per share. The $0.50 conversion price was to be reduced downwards if Danzer failed to register the underlying common stock of the Series A and Series B Preferred Stock. The holders of the Series B Preferred Stock also had certain antidilution rights.

     In addition, the Partnership agreed to exchange the accrued but unpaid interest on Convertible Debenture No.1 and No.2 through September 30, 1994 totaling $211,635 for a 10% term note in the like amount. The term note was due December 31, 997, at which time any remaining principal and interest thereon would have been payable in full. Danzer could have prepaid the principal amount of the note, in whole or in part, without penalty or prepayment premium.

     Effective May 22, 1996, Danzer sold the stock and assets of Rage, Inc., a wholly owned subsidiary, engaged in the design and construction of material handling systems to Danger's former President and Chief Executive Officer, in consideration of certain liabilities and for common stock in Danzer.

     In September 1996, the Partnership purchased 200,000 shares of Danzer's common stock for $0.25 per share an additional investor purchased 1,000,000 shares for $250,000. Effective October 31, 1996, as part of the Danzer plan of recapitalization, the Partnership agreed to convert its Series A Preferred Stock into 400,000 shares of common stock, its Series B Preferred Stock into 6,400,000 shares of common stock, and the $211,635 note held by the Partners into 846,542 shares of common stock of Danzer. In addition, the accrued unpaid interest on the note together with accumulated, unpaid dividends on both series of preferred stock were capitalized by issuance of 1,597,250 shares of common stock of Danzer to the Partnership. These shares were all

<PAGE 12>
issued at a conversion price of $0.25 per share.

     On March 13, 1997, the Partnership advanced $150,000 to Danzer under a 10% Note due March 13, 1999. The Note provided that the Partnership would convert the entire principal amount of $150,000 into 600,000 shares of Danzer's common stock upon Danzer obtaining a loan secured by lien on the land and improvements owned by its Danzer Industries Inc. subsidiary located in Hagerstown, Maryland under terms acceptable to the Partnership. On July 31, 1997, in accordance with the provisions of the loan agreement, the Partnership converted the entire principal of this $150,000 Note into 600,000 shares Danzer's common stock.

     In the quarter ended December 31, 1997, Danzer sold its Airline Division for $413,000 of which $150,000 was paid in cash with the balance to be paid over 42 months. Danzer intends to concentrate on its Morrison and Mobile Tool truck lines in the future.

     In December 1997, the Partnership agreed to loan Danzer $150,000 to aid it in meeting temporary cash shortages. This agreement takes the form of a Promissory Note bearing interest at 10% per annum with all principal and interest payable in full on or before September 30, 1998. On December 23, 1997, the Partnership advanced $71,000 according to the terms of the Note, and advanced the remaining $79,000 on March 4, 1998.

     In Danzer's fourth quarter ended October 31, 997, Stephen C. Davis was named Interim Chief Operating Officer to aid the company in phasing out its retiring President, Rudolph W. Schuster, and Terry Moore replaced Bill Clark as Chief Financial Officer. Both Mr. Davis and Mr. Moore have extensive experience in the manufacturing industry. Mr. Schuster retired as President in December 1997, and Mr. Davis replaced him as Interim President. In March 1998, Danzer hired M. E. Williams as President. Mr. Williams has extensive experience in all aspects of manufacturing. Mr. Davis has agreed to remain with Danzer for a sufficient period to aid Mr. Williams in completing his transition into Danzer.

     On December 15, 1997, Danzer held its Annual Meeting of Shareholders. The Shareholders elected to change the company name from Global Environmental Corp. to Danzer Corporation. In addition, new members were elected to Danzer's Board of Directors. The Board now consists of Goodhue W. Smith, III, G. Russell Cleveland, William L. Pryor, III, and Stephen C. Davis.

     Russell Cleveland, the Chairman, President, director and principal shareholder of the Managing General Partner, is a member of Danzer's Board of Directors as the Partnership's Director Designee.

International Movie Group, Inc. (IMV)

     On April 2, 1991, the Partnership invested $1,500,000 in a 12% convertible debenture issued by International Movie Group, Inc. ("IMG") as part of a private placement of $10 million. IMG is engaged in the distribution of motion pictures, primarily outside the United States and Canada.

<PAGE 13>

     On July 3, 1996, an involuntary petition of bankruptcy was filed on the Company. In October 1996, the U.S. Department of Justice, notified the Partnership that IMG had filed a petition under Chapter 11 of the Bankruptcy Code and the first creditor's conference was held October 11, 1996. Russell Cleveland, the Chairman, President, Director and principal stockholder of the Managing General Partner, was elected Chairman of the Creditor's Committee.

     In 1997, IMG emerged from bankruptcy and filed a Second Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code. Under that plan, the Partnership received 398,875 shares IMG's common stock, representing 9.97% of the four million shares outstanding. IMG is operating and is seeking a merger partner.

     IMG has a substantial film library and other assets but the amount that could be realized is not known at this time. At December 31, 1996 the Independent General Partners and Managing General Partner, after reviewing the status of IMG, established a 50% reserve and decreased the fair value of the investment to $750,000. This reserve was subject to increase or decrease depending upon the final reorganization plan. After reviewing the final plan, the Independent General Partners and Managing General partner have elected to realize the $750,000 reserve as a realized loss, and maintain the carrying value (basis) of the Partnership's position in IMG's common stock at $750,000.

MaxServ, Inc. (MXSV)

     On May 23, 1991, the Partnership invested $500,000 in a 12.5% convertible debenture issued by MaxServ, Inc. ("MaxServ") of Austin, Texas as the first disbursement of a $1,000,000 loan agreement pursuant to which the Portfolio company had the option to draw an additional $500,000 subject to certain conditions. On October 1 and on November 13, 1992, additional disbursements of $150,000 each were made in convertible debentures with the same terms as the first debenture and the balance of the standby commitment was terminated by agreement. MaxServ provides technical information and data-base services for Sears Roebuck & Co. electronic and white-goods appliance repairmen.

     In early March 1994, MaxServ demanded, pursuant to the terms of the convertible debentures, that the Partnership convert its debentures to common stock. On March 31, 1994, the Partnership converted the entire principal amount of its debentures in the face amount of $800,000 into common stock at seventy-five cents ($0.75) per share (1,066,667 shares). Immediately upon conversion, the Partnership sold 74,000 shares at $5.00 per share. On July 15, 1994, the Partnership sold an additional 400,000 shares in a private transaction for $4.50 per share. In 1995, the Partnership sold 10,000 shares of stock for $31,247 resulting in a gain of $23,747 and in 1996, the Partnership sold 182,667 shares for $735,747 resulting in a gain of $598,747. The Partnership tendered its remaining stock in 1997, for which the Partnership received proceeds of $2,998,688, representing a gain on sale of $2,698,688. The Partnership has liquidated its position in this investment.

<PAGE 14>

UNICO, Inc. (UICO)

     On December 31, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by UNICO, Inc., ("UNICO") of Oklahoma City, Oklahoma. UNICO, through its wholly owned subsidiary, United Coupon Corporation, is engaged in franchising and production of direct mail advertising.

     Interest was payable quarterly. The debentures were non-callable for three years, and provided for quarterly principal installments commencing on April 1, 1995, which installments would have amortized approximately one-half of the principal with the balance due at maturity on January 1, 1999. The Debenture was convertible into UNICO common stock at $.90 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and, after April 1, 1995, was entitled to one such registration at UNICO's expense. In 1995, the Partnership made follow-on investments in the form of 10-% convertible notes totaling $136,750. These notes were due October 1, 1997 and were convertible into common stock of UNICO at a conversion price of $0.25 per share. In January 1996, additional funds were advanced, bringing total advances under the notes to $150,000.

     In accordance with a Loan Conversion Agreement dated July 12, 1996, as amended July 30, 1996, UNICO, Inc. and the Partnership agreed to convert the December 31, 1991 convertible debentures ($1,250,000 principal amount) and accrued interest thereon of $170,871, and the notes receivable ($150,000 principal amount) along with accrued interest thereon of $18,349, into 1,589,220 shares of the Company's Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible into four shares of UNICO's common stock, which effectively lowered the conversion rate of UNICO's debt held by the Partnership from $0.90 per share to $0.25 per share. The Series C Preferred Stock is preferred in liquidation, not dividends. It has anti-dilution provisions and is automatically converted at the issuance of a registration statement for UNICO's stock on August 1, 1998. The stock carries piggy-back registration provisions.

     In August 1996, the Partnership advanced $50,000 to UNICO under a 9.25% secured subordinated note due December 15, 1998. The note is subordinated to UNICO's senior bank lender. The Partnership advanced the Company $100,000 on January 22, 1997, $100,000 on February 14, 1997, and $24,000 on March 28,
1997. Each of the advances were made under a separate subordinated Note, bearing interest at 10% and maturing two years from the date of the respective Note.

     As a result of UNICO's difficulties in raising working capital, combined with the continuing losses being suffered by UNICO, the Partnership has provided a total valuation reserve of $1,063,220 against this investment.

     Russell Cleveland, the President, Director and principal shareholder of the Managing General partner, previously served on the Board of Directors of UNICO, Inc. The Partnership no longer has representation on UNICO's Board of Directors.

<PAGE 15>

Sunrise Media LLC (formerly CEL Communications, Inc.)(Privately Held)

     On June 14, 1991, the Partnership invested $1,250,000 in a 12.5% convertible debenture issued by CEL Communications, Inc. ("CEL") of New York, New York. On January 16, 1992, a $250,000 follow-on investment in a like convertible debenture was made. On May 17, 1993, an additional $325,000 follow-on investment in a like convertible debenture was made. These investments were secured by a lien against substantially all of the assets of CEL. CEL was the owner of a library of historic film footage covering significant people and events of the 20th Century and was engaged in utilizing and leasing such footage for television production and educational purposes. Its most significant asset was a production titled "Video Encyclopedia of the 20th Century" ("VETC"), which is an indexed compilation of significant events of the past years.

     Interest was payable quarterly. The debentures were non-callable for three years, and provided for quarterly principal installments commencing on July 1, 1994 which installments would have amortized approximately one-half of the principal with the balance due at maturity on July 1, 1998. At the option of the Partnership, the Debenture was convertible at any time into CEL common stock at $1.00 per share. The Partnership had the right to demand stock registration and certain piggyback stock registration rights, and after July 1, 1994, was entitled to one such registration at CEL's expense.

     In prior years, CEL experienced significant operating losses and cash flow problems related to its television production activities. In 1994, CEL obtained short term working capital loans from individual investors, which it intended to repay from other long term financing. However, because of the losses and production copyright litigation regarding a number of production activities and the use of the VETC for video reproduction, CEL was not able to restructure its obligations. During 1994, Mr. Peter Collins was appointed as the new Chairman, President and Chief Executive Officer of CEL. Thereafter, it was determined to cease television programming and to limit production to contracted work. Further a determination was made by CEL, with the agreement of the Partnership, that a Chapter 11 reorganization was a favorable venue in which to resolve these matters. On August 18, 1994, CEL filed a petition in the United States Bankruptcy Court, Southern District of New York, for reorganization pursuant to Chapter 11. Following this action, CEL began negotiations with its litigant adversaries seeking to resolve the disputes and to develop a plan of reorganization. An agreement was structured and approved by the court.

     In connection with the Bankruptcy, the Partnership provided $245,000 in 1994, $240,000 in 1995 and $140,000 in 1996 for an aggregate of $625,000 in post-petition financing to CEL. The $140,000 advanced in 1996 was for administrative and legal costs incurred in the Chapter 11 proceedings. During the period of the Bankruptcy, CEL unsuccessfully sought additional capital and financing in order to effect its plan of reorganization. In order to protect its investment, the Partnership requested and obtained a "Lift Stay Order" from the court and proceeded to foreclose on the assets of CEL Communications, Inc.

<PAGE 16>

     At the public auction held on November 15, 1996, the Partnership purchased all the assets of CEL Communications, Inc. and transferred the assets, including the library of historic footage, and the "Video
Encyclopedia of the 20th Century", to Sunrise Media LLC ("Sunrise") which was wholly owned by the Partnership at the time of transfer. On February 21, 1997, the Partnership advanced Sunrise $100,000 as member's capital.

     On April 1, 1997, the Partnership entered into an agreement with Alvin
H. Perlmutter, Inc. ("AHP") and Richardson and Associates ("R and A") to restructure and activate Sunrise. This agreement requires AHP to contribute its entire interest in its original programming in production or in development, its entire share of revenues derived from AHP's properties and distribution agreements, along with film production equipment, to Sunrise in exchange for a 37% equity interest.

     The agreement requires R&A to render ongoing consulting services and to coordinate a private equity financing effort to raise additional working capital in exchange for a 7.5% security interest in Sunrise. Finally, the agreement requires the Partnership to loan Sunrise $200,000 in working capital under three different advances. The Partnership made the first advance of $100,000 on April 15, 1997, and made two subsequent advances of $50,000 each on May 15, 1997 and June 15, 1997. The Note bears interest at an annual rate of 7% per annum. In addition, upon the closing of a private equity offering, the Note will be converted to equity on the same basis as the private equity financing. To date no private equity offering has been coordinated.

     For the year ended December 31, 1997, the investment in Sunrise was reduced to $383,085 to reflect the Partnership's 55.5% share of the net loss incurred by Sunrise for the year.

Competition for Investments

     The Registrant has completed 10 investments, of which 5 are currently outstanding. The Registrant does not contemplate a further active investment acquisition program.

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

<PAGE 17>

("Renaissance III") and Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"). Renaissance II, a BDC with investment objectives similar to those of the Partnership, has raised $42,874,000 in capital through a registered offering for sale of limited partnership interests. Renaissance II is not actively seeking additional investments. Renaissance III is also a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership and completed an offering in 1994, that raised approximately $41,489,500. As of December 31, 1997, Renaissance III had completed fourteen investments of which twelve are still active. The active investments have a cost of $24,150,665 at December 31, 1997 and, in the aggregate, approximately $33,148,232 in investments have been made over the life of Renaissance III. Renaissance III is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised capital of approximately $30,789,000. At December 31, 1997, RUSGIT had made eight investments, of which seven are still active. The active investments have a cost value of $11,168,202 and, in the aggregate, approximately $14,353,750 in investments have been made over the life of RUSGIT. In addition, Renaissance Group is the parent of RenCap Securities, Inc., a registered Broker/Dealer. Renaissance Group and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 2.  Properties

     The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until July 31, 1999 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement.

Item 3.  Legal Proceedings

<PAGE 18>

     On November 9, 1995, John Pembroke commenced an action against Renaissance Capital Group, Inc. seeking collection of a judgement awarded to him by default in a suit against AFN, Inc. (a previously held investment of the Partnership) in the amount of $2,441,320 plus interest and attorney's fees to seek payment of sums claimed due under an employment contract with AFN, Inc. The stated basis for the claim was that Renaissance Group became the "alter ego" of AFN, Inc. and is therefore liable under the employment contract. Renaissance Group denied all liability.

     On July 15, 1996, the Partnership commenced an action against Mr. Pembroke seeking damages for its losses on the investment of AFN, Inc. The basis for the claim was alleged misrepresentations made by Mr. Pembroke regarding the financial condition of AFN, Inc. at the time of the Partnership's investment. Mr. Pembroke has denied the claim and on July 26, 1996, Mr. Pembroke filed a counter claim against the Partnership based on the same claims and demands alleged in the suit against Renaissance Group.

     The Partnership, Renaissance Group and Russell Cleveland denied liability and settled the case in 1997. Pursuant to the settlement, all claims in the action were dismissed with prejudice on December 15, 1997. The Partnership paid Mr. Pembroke $165,000.

Item 4.  Submission of Matters to a vote of Security Holders.

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.


                           Part II

Item 5. Market for the Registrant's Securities.

TRADING

     There is no trading in the Limited Partnership Interests of the Partnership and no established market exist. Such interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.

NUMBER OF HOLDERS

     As of December 31, 1997, there were 191 beneficial holders of Limited Partnership Interests; one holder of a Managing General Partner Interest; and three Independent General Partners.

DIVIDEND POLICY

     The Partnership Agreement provided for an initial distribution to be made to the Limited Partners in an amount equal to 2.5% of their Initial Capital Subscription within 30 days after the end of the first quarter following closing of the offering, and thereafter, within 30 days of the end of each subsequent quarter, such distributions to be made at the discretion

<PAGE 19>

of the General Partners. It is the intention of the General Partners to generally distribute investment income net of expenses on a quarterly basis.

     Further, distribution of realized capital gains will be considered as realized or in the case of common stocks with appreciated value obtained upon conversion of debt securities, considered for distribution in kind. The determination of whether to make a distribution of realized capital gains or securities in kind shall be made at the discretion of the General Partners, subject to compliance with the Securities Act and the 1940 Act.

     The Independent General Partners receive no allocation of income and are not paid any distributions.

Item 6.  Selected Financial Data.

     The following selected financial data for the five year period ending December 31, 1997, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                        1997         1996         1995        1994     1993
Gross income (loss)
 including realized
 gains            $2,215,708    $(1,096,878)   $63,379   $1,223,786  $974,862
Net unrealized
 appreciation
 (depreciation) on
 investments      (2,849,578)   3,991,617   (2,746,554) (5,405,855) 1,242,405
Net income (loss) (1,977,210)   2,264,744   (3,111,266) (4,997,513) 1,795,362
Net income (loss) per
 Limited
 Partnership Unit    14,976         17,399     (23,903)   (35,859)    13,793
Total assets     10,286,077    13,076,280  10,595,667  13,449,030  19,560,581
Distributions to
 Limited Partners    0              0         75,000     1,500,000    973,160
Distributions per
 Limited Partnership
 unit                0               0          582      11,641      7,552

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

<PAGE 20>

Sources of Operating Income

     Generally, the major source of operating income for the Partnership is investment income, either in the form of interest on debt securities of dividends on stock. Investments are generally made in Portfolio Companies that do not pay dividends on their common stock. The Partnership has generally structured investments to obtain an interest return competitive with current long-term financing rates available from other sources. At December 31, 1997, the only debt securities held by the Partnership are the notes held in Danzer Corporation, UNICO, Inc., moreover, UNICO is currently in arrears on their debt to the Partnership and the Managing General Partner is uncertain whether these positions will provide the Partnership with any significant interest income going forward.

     Further, the Partnership may, in some cases, receive placement fees, draw-down fees and similar types of income. It might also receive management fee income, although it may not generally require such for sitting on the board of directors of a Portfolio Company.

     Generally, management fees received by the Managing General Partner (or its personnel) for services to a Portfolio Company will be paid to the account of the Partnership. The exception to this rule would apply to payments to the Managing General Partner or affiliate of designee thereof for unusual services performed for the Portfolio Company, which are unrelated to and not required by the Portfolio Investment in such Portfolio Company and that are beyond the Partnership's contemplated management assistance to Portfolio Companies (i.e., beyond providing for director designees and limited consultation services in connection therewith). These payments would be made to the Managing General Partner or such other person only with the approval of the Independent General Partners based, in part, on the determination that payments for such services are no greater than fees for comparable services charged by unaffiliated third parties, and subject to limitations and requirements imposed by the 1940 Act.

     While it will be the general principle that the Managing General Partner and its officers and directors occupy a fiduciary relationship to the Partnership and shall not receive outside compensation of advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

     The Managing General Partner has formed other investment partnerships to make similar portfolio investments and may, in the future form additional similar investment funds. Specifically, in 1991, Renaissance Group formed Renaissance II and raised approximately $42,874,000, in a private placement offering for the purpose of making primarily convertible debenture investments in small and medium size public companies. Renaissance II is currently fully invested. In the Spring of 1994, Renaissance Group formed Renaissance III which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 of investment capital. Over the course of its life, Renaissance III has made fourteen investments having an aggregate cost

<PAGE 21>

of $33,148,232, and is actively seeking additional investment opportunities. In the spring of 1996, Renaissance Group formed Renaissance U.S. Growth and Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000, and as of December 31, 1997 had made eight investments having a total cost of $14,353,750.

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

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter. The lack of liquidity in the Partnership, as discussed below, prevented further distributions in the last three quarters of 1995 and all of 1996 and 1997.

     To the extent that officers of the Managing General Partner are holders of Partnership interests they will be the recipient of such distributions.

OPTIONAL DISTRIBUTIONS OF OPERATION PROFITS AND CAPITAL GAINS

     In addition to the quarterly distributions, it is intended that, as the

<PAGE 22>

Partnership achieves operation profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains will be available for distribution to the Partners in cash or assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 1990, the Partnership raised initial capital in a private placement offering and after administrative and offering expenses, broker's commissions and management fees had a net available capital for investments of approximately $12,100,000.

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

<PAGE 23>

Partnership funded follow-on investments to existing Portfolio Investments amounting to $1,600,000.

     During the year ended December 31, 1993, the Partnership made no sales of investments nor did it obtain any investment reductions. In addition, in 1993, the Partnership funded follow-on investments to existing Portfolio Investments amounting to $325,000.

     During the year ended December 31, 1994, the Partnership converted its investment in MaxServ to common stock and subsequently sold 474,000 shares of MaxServ having a cost of $355,500 for a net consideration of $2,169,997 realizing a gain of $1,814,497. Also during 1994 the Partnership wrote off its investment on AFN Inc. and realized a loss of $1,500,000. In addition in 1994, the Partnership funded follow-on investments to existing Portfolio Investments amounting to $345,000.

     For the year ended December 31, 1995, the Partnership sold 10,000 shares of MaxServ common stock for net proceeds of $31,247 realizing a gain of $23,747. In addition, the Partnership made follow-on investments to existing Portfolio investments amounting to $376,750. For the year ended December 31, 1996, the Partnership sold an additional 182,667 shares of MaxServ, Inc. common stock for net proceeds of $735,747 realizing a gain of $598,747. Also during 1996, the Partnership wrote off its investment in Microlytics, Inc. and a portion of ins investment in CEL Communications, Inc. A loss of $1,698,761 was recorded on Microlytics, Inc. and $700,000 loss was realized on the investment in CEL Communications, Inc. upon the foreclosure and creation of Sunrise Media LLC. In addition, the Partnership made follow-on investments on existing portfolio investments of $253,249 and advanced $34,983 to Sunrise Media LLC.

     For the year ended December 31, 1997, the Partnership sold 235,000 shares of common stock of Biopharmaceutics, Inc. for net proceeds of $128,611, resulting in a gain of $69,412, and sold its remaining shares in MaxServ, Inc. for $2,998,688, representing a gain of $2,698,688. Also during 1997, the Partnership made $745,000 in follow on investments, inclduing $300,000 advanced to Sunrise Media, LLC. In addition, a loss of $750,000 was realized on the Partnership's investment in International Movie Group.

     No cash distributions were made to Limited Partners in 1997 or 1996. Cash distributions to Limited Partners amounted to $175,000 in 1995. Cash provided by (used in) operating activities amounted to ($1,823,346), ($393,615), and $192,073 in 1997, 1996, and 1995, respectively.

     The Partnership's other sources of available capital for investment will be interest income and transnational fees charged by the Partnership with respect to the Portfolio Investments, and director fees paid by Portfolio Companies to the Partnership's director designees (although it is likely that most of the Portfolio Companies will not pay director fees). Other sources of available capital include gains from capital transactions.

     As discussed above, the Portfolio Investments will generally have an initial fixed term of seven years, with payments of interest only for an

<PAGE 24>

initial term of three to five years. Further, Portfolio Investments will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, Portfolio Investments will generally be considered non-liquid, and it is not contemplated that any capital gains from liquidation will be realized in the near future. During 1994, one investment in the face amount of $800,000 was converted into common stock having no fixed dividend provisions and two (2) investments having a face amount of $1,720,000 were exchanged for preferred stock, which preferred stock, does have a dividend requirement but is subject to earnings of the respective Portfolio Companies. As a result of these conversions and exchanges, the Partnership's interest income has shown a marked decline. In 1995, the Partnership provided an allowance for uncollectible interest of $803,000 which is reflected in the sharp decline when compared to 1994 interest income. In 1996, interest income increased as a result of Biopharmaceutics issuing a new debenture for payment of interest much of which was reserved in prior years. The increase in dividend income was represented by the issuance of common stock from Danzer for the accumulated dividends due on its preferred stock. At December 31, 1997, the Partnership had converted debt positions in Biopharmaceutics, Danzer, and IMG into equity. This leaves the Partnership with $71,000 in debt of Danzer, $274,000 in debt of UNICO, and $200,000 in advances to Sunrise. These positions will not generate a substantial amount of interest income going forward. Moreover, the UNICO and Sunrise debts are currently in arrears, thereby causing the Managing General Partner to be uncertain whether these positions will provide the Partnership with any interest income in the future.

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

     In 1997, the Partnership realized gains from the sale of stock in MaxServ, Inc., and Biopharmaceutics, Inc., allowing payment of a large portion of this payable to the Managing General Partner.

     Another source of available capital is additional equity resulting from an additional offering of Limited Partnership Interests. The Registrant had no present plans to offer additional Interests.

     The Partnership's ability to improve liquidity and make regular distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of capital gain from sale of equity securities resulting from debt conversion to equity.

     Because of the decrease in income and the additional follow-on

<PAGE 25>

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


RESULTS OF OPERATIONS

1997 Compared to 1996

     During 1997, the Partnership made follow-on investments to existing Portfolio Investments in the aggregate amount of $745,000 including advances to Sunrise and contributions and with the exception of the sale of MaxServ and Biopharmaceutics, Inc. shares, essentially maintained its existing Portfolio Investments. Interest Income decreased to $183,416 in 1997 from $341,446 in 1996, primarily as a result of Biopharmaceutics, Inc. debentures and interest due being converted to common stock.

     The estimated fair value of the Portfolio Investment, as determined by the Managing General Partner, indicates a unrealized depreciation on investments of $2,849,578 in 1997 compared to $3,991,617 of unrealized appreciation in 1996. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the Independent General Partners may vary significantly from the values that would have been used, had a ready market for the securities existed, and the differences could be material. (See Item 1 - "Business - Narrative Description of the Business" Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").

     After reviewing International Movie Group's final plan of reorganization, the Independent General Partners and the Managing General Partner realized a $750,000 loss, bringing the carrying value of the Partnership's position in the Company's common stock to $750,000. The Partnership's portion of the loss in Sunrise Media in 1997 was $383,085 compared to $27,850 in 1996.

     General and administrative expense increased in 1997 to $731,892 primarily as a result of increased outside legal cost and related contract services and travel. The Managing General Partner incurred approximately $45,000 of administrative expenses in 1997 for the Partnership. In 1996, the lack of liquidity resulted in accounts payable to the Managing General Partner of $834,071. The Partnership realized gains from the sale of stock in MaxServ, Inc. and Biopharmaceutics, Inc., allowing payment of a large portion of this payable to the Managing General Partner.

     Management fees to the Managing General Partner for 1997 were $228,363 compared to 193,491 in 1996. No distributions were declared or made to the Limited or General Partners.

1996 Compared to 1995

<PAGE 26>

     During 1996, the Partnership made follow-on investments to existing Portfolio Investments in the aggregate amount of $253,249 and, with the exception of the sale of MaxServ shares and the write-off of Microlytics, Inc., essentially maintained its existing Portfolio Investments when considering the investment in Sunrise Media LLC. Interest income increased to $341,446 in 1997 from $33,023 in 1996, primarily as a result Biopharmaceutics issuing a new debenture in payment of its interest. The increase in dividend income to $352,690 resulted from the issuance of common stock of Danger as payment of the past accumulated unpaid dividends on Danger's preferred stock, prior to conversion.

     The estimated fair value of the Portfolio Investments, as determined by the Managing General Partner, indicates an unrealized appreciation on investments of $3,991,617 in 1996. Because of the inherent uncertainty of valuations, the estimated Fair value as determined by the Managing General Partner and approved by the Independent General Partners, may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. (See Item 1 - "Business - Narrative Description of the Business" and Item 13 - "Certain Relationships and Related Transactions - Valuation of Investments").

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

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                              Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy

<PAGE 27>

Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 29, 1998 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated by reference to the sections entitled "Information Regarding General Partners," "Background and Experience of Independent General Partners" and "Background and Experience of Directors and Officers of Renaissance Group" in the Proxy Statement.

Item 11.  Executive Compensation

     The information required by this Item is incorporated by reference to the section entitled "Compensation Paid to General Partners" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the sections entitled "Unit Ownership" and "Ownership of Securities of Managing General Partner" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.


                             Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

Documents filed as part of this Form 10-K

     Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Schedules

     None are Presented as none are applicable.

Reports on Form 8-K

     The Registrant did not file a report on Form 8-K during the fourth quarter of 1997.

Exhibits

<PAGE 28>

     3.1 Renaissance Capital Partners, Ltd. Restated Articles of Limited Partnership dated as of March 31, 1990 (1)

     10.1 Investment Advisory Agreement, as of May 30, 1990, as amended and restated on March 19, 1991 and March 7, 1994 (1)(2)

     (1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission.

     (2) Incorporated by reference from the Registrant's 1997 Proxy to be filed with the Securities and Exchange Commission on or around April 16, 1998.

<PAGE 29>
                             Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998

                             Renaissance Capital Partners, Ltd.
                                    (Registrant)

                             By: Renaissance Capital Group, Inc.
                                    Managing General Partner

                                    By:________\s\______________
                                    Russell Cleveland, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dare indicated Signatures.

     Signatures         Capacity in Which Signed         Date


_____\s\_________
Russell Cleveland Chairman, President & Director   March 31, 1998
                  of the Managing General Partner
                  of the Registrant (Principal
                  Executive Officer and Principal
                  Operating Officer)

_____\s\_________
Barbe Butschek    Senior Vice President, Secretary March 31, 1998
                  and Treasurer and Chief
                  Financial Officer

_____\s\_________
Ernest C. Hill   Independent General Partner       March 31, 1998


______\s\________
Don M. Patterson Independent General Partner       March 31, 1998

<PAGE 30>


                    INDEX TO FINANCIAL STATEMENTS

                                                Page

Independent Auditors' Report                    F-2

Statements of Assets, Liabilities and
Partners' Equity, December 31, 1997 and 1996    F-3

Statements of Investments-
December 31, 1997 and 1996                      F-4 through F-7

Statements of Operations-Years ended
December 31, 1997, 1996, and 1995               F-8

Statements of Partner's Equity-Years ended
December 31, 1997, 1996, and 1995               F-9

Statements of Cash Flows-Years ended
December 31, 1997, 1996, and 1995               F-10 through F-11

Notes to Financial Statements                   F-12 through F-17

<PAGE 31>
                   RENAISSANCE CAPITAL PARTNERS, LTD.

                         Financial Statements

                     December 31, 1997, 1996 and 1995

               (With Independent Auditors' Report Thereon)

<PAGE F2>


                       INDEPENDENT AUDITORS' REPORT


The Partners
Renaissance Capital Partners, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners, Ltd., including the statements of investments, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1997 and 1996, by examination of securities held in safekeeping for the Partnership and correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP


February 4, 1998
Dallas, Texas

<PAGE F3>

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                 Statements of Assets, Liabilities and Partners' Equity

                           December 31, 1997 and 1996




Assets                                           1997                1996
Cash and cash equivalents                    $ 652,529               56,723
Investment in Sunrise Media LLC (note 4)     1,636,745            1,757,133
Investments at fair value, cost
   of $6,683,825 in
   1997 and $7,203,109 in 1996 (note 4)      7,855,372           11,224,234
Interest receivable                             35,957               37,125
Other assets                                   105,474                1,065
                                          $ 10,286,077           13,076,280

Liabilities and Partners' Equity

Liabilities:
  Accounts payable                             $11,872              51,627
  Accounts payable -
    affiliate(note 3)                           60,833             834,071
       Total liabilities                        72,705             885,698

Partners' equity (notes 5 and 6):
  General partner                                1,185             48,638
  Limited partners (128.86 units
    outstanding)                            10,212,187         12,141,944
        Total partners' equity              10,213,372         12,190,582

Commitments and contingencies
    (notes 3 and 4)
                                          $ 10,286,077         13,076,280

Limited partners' equity per
    limited partnership unit              $     79,250            94,226

<F1>
See accompanying notes to financial statements.

<PAGE F4>

                        RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Investments

                          December 31, 1997 and 1996



                                                 1997
                                Interest         Due                Fair
                                  rate           date    Cost       value
Eligible Portfolio
Investments -Notes Receivable

Valued at fair value as
 determined by the General
 Partners (note 4):

 Danzer Corp. (formerly Global
   Environmental Corp.) -
   air pollution
   control equipment:
     Note receivable              10.0%       9/30/98   $71,000      71,000

 UNICO, Inc. - cooperative
    direct mailing
    advertising (1):
     Note receivable         10.0        various    224,000     224,000
     Note receivable         9.25       12/15/98    50,000      50,000
                                                   345,000     345,000

<F1>
1 - Interest payments under the terms of the notes receivable are delinquent
         as of December 31, 1997.

(Continued)

<PAGE F5>

                  RENAISSANCE CAPITAL PARTNERS, LTD.

                 Statements of Investments, Continued


                                                                                 1997


                                         Shares      Cost             Fair
                                                                      value
Eligible Portfolio Investments -
Common and Preferred Stock

Valued at fair value as determined
  by the General Partners (note 4):

    Danzer Corp. (formerly Global
      Environmental Corp.) -
      air pollution control equipment:
       Common                            10,043,792    $ 2,510,948  1,462,061

    International Movie Group,
      Inc. independent film distributor:
       Common                               398,875        750,000    750,000

    UNICO, Inc. - cooperative direct
      mail advertising:
       Series C convertible preferred      1,589,220      1,589,220   526,000
                                                          4,850,168 2,738,061

      Other Portfolio
   Investments - Common Stock

Valued at fair value as
  determined by the General
  Partners (note 4):

   Biopharmaceutics, Inc. -
     pharmaceuticals:
       Common                            2,736,063     1,488,657  4,772,311
                                                       6,683,825  7,855,372

 (Continued)

<PAGE F6>

                       RENAISSANCE CAPITAL PARTNERS, LTD.

                      Statements of Investments, Continued


                                                   1996
                                    Interest     Due                  Fair
                                      rate       date     Cost        value
Eligible Portfolio
 Investments -
 Convertible Debentures
 and Note Receivable

Valued at fair value as
 determined by the General
 Partners (note 4):

 International Movie Group,
  Inc. - independent
  film distributor (1):
  Convertible debenture             12.0%      3/3/98 $  1,500,000    750,000

 UNICO, Inc.  -
  cooperative direct
  mail advertising:
   Note receivable                 9.25       12/15/98      50,000     50,000
                                                         1,550,000    800,000

     Other Portfolio
  Investments - Convertible
     Debentures

Valued at fair value as
 determined by the General
 Partners (note 4):

 Biopharmaceutics, Inc. -
  pharmaceuticals:
   Convertible debentures           12.5     10/1/98     1,102,941  1,967,416

<F1>
1 - Interest payments under the terms of the convertible debentures were delinquent as of December 31, 1996.

(Continued)

<PAGE F7>

                      RENAISSANCE CAPITAL PARTNERS, LTD.

                    Statements of Investments, Continued


                                                      1996
                                                                        Fair
                                          Shares            Cost        value

Eligible Portfolio Investments -
Common and Preferred Stock

Valued at fair value as determined
 by the General Partners (note 4):

 Global Environmental Corp. -
  air pollution control equipment:
   Common                             9,443,795       $ 2,360,948   3,556,348

 MaxServ, Inc. - technical
  information databases:
   Common                               400,000           300,000   2,747,250

 UNICO, Inc. - cooperative
  direct mail advertising:
   Series C convertible preferred     1,589,220         1,589,220   1,589,220
                                                        4,250,168   7,892,818

 Other Portfolio
  Investments - Common Stock

Valued at fair value as determined
 by the General Partners (note 4):

 Biopharmaceutics, Inc. -
  pharmaceuticals:
   Common                              1,200,000         300,000      564,000
                                                     $ 7,203,109   11,224,234

<FN1>
See accompanying notes to financial statements.

<PAGE F8>

                          RENAISSANCE CAPITAL PARTNERS, LTD.

                             Statements of Operations

                    Years ended December 31, 1997, 1996 and 1995


                                      1997               1996           1995
Income:
  Interest                           $  183,416         341,446       33,023
  Dividends                              14,192         352,690        6,609
                                        197,608         694,136       39,632

Expenses (note 3):
  General and administrative            731,892         408,654       184,922
  Management fees                       228,363         193,491       243,169
                                        960,255         602,145       428,091

     Operating income (loss)           (762,647)         91,991      (388,459)

Investment income (loss) (note 4):
  Loss from investment in Sunrise
   Media LLC                           (383,085)       (27,850)             -
  Net unrealized appreciation
   (depreciation) on investments     (2,849,578)     3,991,617     (2,746,554)
  Net realized gain (loss) on
  investments                         2,018,100     (1,791,014)        23,747
  Investment ncome                                                                                            Investment Income
    (loss)                           (1,214,563)     2,172,753     (2,722,807)

     Net income (loss)              $(1,977,210)     2,264,744     (3,111,266)

Limited Partners' share of net
 income (loss) $(14,975.61),
 $17,399.48 and $(23,903.10)
 per unit for 1997, 1996 and
   1995,respectively             $(1,929,757)      2,242,097      (3,080,153)
General Partner's share of
   net income (loss)                  (47,453)         22,647        (31,113)

     Net income (loss)              $(1,977,210)     2,264,744     (3,111,266)

<F1>
See accompanying notes to financial statements.

<PAGE F9>

                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statements of Partners' Equity

                 Years ended December 31, 1997, 1996 and 1995


                                       General        Limited        Total

Balance, December 31, 1994            $ 57,104      13,055,000     13,112,104

  Net loss                             (31,113)     (3,080,153)    (3,111,266)
  Distributions (notes 5 and 6 )              -        (75,000)       (75,000)

Balance, December 31, 1995               25,991       9,899,847     9,925,838

  Net income                             22,647       2,242,097     2,264,744

Balance, December 31, 1996               48,638      12,141,944    12,190,582
  Net loss                              (47,453)     (1,929,757)   (1,977,210)

Balance, December 31, 1997           $    1,185      10,212,187    10,213,372

<F1>
See accompanying notes to financial statements.

<PAGE F10>

                        RENAISSANCE CAPITAL PARTNERS, LTD.
                            Statements of Cash Flows
                  Years ended December 31, 1997, 1996 and 1995

                                             1997        1996          1995
Cash flows from operating activities:
Net income (loss)                         $(1,977,210)  2,264,744  (3,111,266)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
Amortization of organization costs         -             -             5,250
  Net unrealized (appreciation)
  depreciation on investments              2,849,578   (3,991,617)  2,746,554
  Loss from investment in Sunrise
   Media LLC                                 383,085       27,850      -
  Net realized (gain) loss on
     investments                          (2,018,100)   1,791,014    (23,747)
  (Increase) decrease in interest
     receivable                             (143,297)    (700,410)   142,379
  Increase in other assets                 (104,409)      (1,065)       -
  Increase (decrease) in accounts
       payable                              (39,755)       51,627       -
  Increase (decrease) in accounts
     payable - affiliate                    (773,238)     164,242    432,903
        Net cash provided by (used in)
            operating activities          (1,823,346)    (393,615)   192,073

Cash flows from investing activities:
   Contribution to investment in Sunrise
     Media LLC                              (262,697)     (34,983)       -
   Proceeds from sale of investments       3,126,849      735,747      31,247
   Purchase of investments                  (445,000)    (253,249)   (376,750)
       Net cash provided by (used in)
             investing activities           2,419,152      447,515   (345,503)

Cash flows from financing activities:
   - distributions to limited partners              -          -     (175,000)

Net increase (decrease) in cash and
   cash equivalents                         595,806        53,900   (328,430)
Cash and cash equivalents at the
   beginning of the year                     56,723         2,823     331,253
Cash and cash equivalents at the
   end of the year                         $652,529        56,723       2,823


<PAGE F11>
                       RENAISSANCE CAPITAL PARTNERS, LTD.

                      Statements of Cash Flows, Continued
[FN]
<F1>
Noncash investing and financing transactions:
<F2>
During 1997, $144,465 of interest receivable was capitalized as investments in common stock.
<F3>
During 1996, $991,474 of interest receivable was capitalized as investments in preferred and common stock.
<F4>
During 1996, $1,750,000 of investments was reclassed to investment in Sunrise Media LLC as the Partnership foreclosed on the assets of CEL Communications, Inc. (see note 4).
<F5>
During 1995, $130,982 of notes receivable was reclassed to interest receivable.
<F6>
See accompanying notes to financial statements.

<PAGE F12>
                              RENAISSANCE CAPITAL PARTNERS, LTD.

                                Notes to Financial Statements

                              December 31, 1997, 1996 and 1995


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

  (d) Federal Income Taxes

     In accordance with Federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently,

<PAGE F13>

no Federal income taxes have been reflected in the accompanying financial statements.

  (e) Management Estimates

     Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial settlements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

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

     The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions at the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Total Assets, as defined in the Partnership Agreement. For the years ended December 31, 1997, 1996 and 1995, the Partnership incurred $228,363, $193,491 and $243,169, respectively, for such management fees. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.

     During 1997, 1996 and 1995, the Managing General Partner incurred approximately $45,000, $403,000 and $131,000, respectively, of administrative expenses on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.
The Partnership reimbursed approximately $290,000, $239,000 and $0 to the Managing General Partner during 1997, 1996 and 1995, respectively. Accordingly, the unreimbursed amounts included in accounts payable-affiliate in the accompanying statements of assets, liabilities and partners' equity as of December 31, 1997 and 1996 were approximately $9,000 and $254,000, respectively.

<PAGE F14>

     Each of the Independent General Partners receives a quarterly fee of $6,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

  (4) Investments

     The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in
Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity as of December 31, 1997 and 1996 at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

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

<PAGE F15>

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

     As of December 31, 1997 and 1996, the Partnership held Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners, of $3,083,061 and $8,692,818, respectively. Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following:

     Original cost

     Quoted market value

     The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock

     Original cost less a valuation reserve for collectibility concerns

     In addition to the Eligible Portfolio Companies, the Partnership has invested in other investments that do not meet the Eligible Portfolio Company provisions of the 1940 Act. The investment in Biopharmaceutics, Inc. is $4,772,311 for 2,736,063 shares of common stock as of December 31, 1997 and $1,967,416 in convertible debentures and $564,000 for 1,200,000 shares of common stock as of December 31, 1996. The convertible debentures have been

<PAGE F16>

valued by the General Partners at the underlying quoted market value of the class of common stock that the convertible debt could have been converted into less estimated costs to register and sell the common stock. The common stock has been valued by the General Partners at quoted market value less estimated costs to sell the common stock. Biopharmaceutics, Inc. is not considered an Eligible Portfolio Company due to the fact that Biopharmaceutics, Inc. common stock was traded on a national exchange when the Partnership investment was originally made.

     The financial statements include securities of publicly-held companies valued at $7,855,372 (76% of total assets) and $11,224,234 (86% of total assets) as of December 31, 1997 and 1996, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     During 1996, the Partnership wrote off its entire investment in CEL Communications, Inc. (CEL). The Partnership foreclosed on assets of CEL valued initially at $1,750,000 which are included in the investment in Sunrise Media LLC (a conduit to hold the foreclosed assets of CEL) in the accompanying financial statements. The Partnership realized a loss of $700,000 as a result of the write-off of CEL in 1996. In 1997 and 1996, the Partnership incurred losses of $383,085 and $27,850, respectively, from their investment in Sunrise Media LLC, which are included in the accompanying statements of operations. In addition the Partnership's investment in Sunrise Media LLC includes $200,000 of advances for operations made in 1997 and $100,000 of contributed capital.

     During 1997, the Partnership exchanged its convertible debenture in International Movie Group, Inc. (IMG) for common stock of IMG. Such exchange resulted in the Partnership owing 398,875 shares of common stock in IMG which is being reorganized under federal bankruptcy rules. This exchange and corresponding basis change resulted in the Partnership realizing a loss of $750,000 in 1997.

     As of December 31, 1997 and 1996, the net unrealized appreciation associated with investments held by the Partnership was $1,171,547 and $4,021,125, respectively.

   (5)  Partners' Equity

    Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined in the Partnership Agreement, are allocated 1% to the Managing General Partner and 99% to the Limited Partners, except prior to the initial closing date when all items were allocated 99% to the Managing

<PAGE F17>

General Partner and 1% to the Initial Limited Partner.

     All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1997, 1996 and 1995, the net unrealized appreciation was allocated 99% to the Limited Partners. If investments in convertible debentures and other investments had been disposed of at their fair values, as determined by the Managing General Partner and approved by the Independent General Partners, under the terms of the Partnership Agreement and Investment Advisory Agreement, there would have been no additional allocation available to the Managing General Partner under these terms as of December 31, 1997, 1996 and 1995.

     Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1997 and 1996, the distributions to the limited partners were discontinued. In addition, the Partnership has not paid management fees or reimbursed the Managing General Partner for all expenses incurred on its behalf for 1995, 1996 and 1997 (see note 3). As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon Capital Transactions and the cash resources available. In addition, the Managing General Partner has the discretion to discontinue payment of the management fees or expense reimbursements if cash resources are further limited.

  (6) Other Related Party Transactions

     Certain officers of the Managing General Partner purchased limited partnership interests in the Partnership. Distributions to these officers as a group for the year ended December 31, 1995 were $2,863. There were no distributions in 1997 and 1996.