Form 10-Q
period 1998-03-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1998-05-20
CIK 855567

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _________________



                   Commission File Number:  018581


                  RENAISSANCE CAPITAL PARTNERS, LTD.
_____________________________________________________________________________
        (Exact name of registrant as specified in its charter)

          TEXAS                                     75-2296301
_____________________________________________________________________________
(State or other jurisdiction                (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 NORTH CENTRAL EXPRESSWAY, DALLAS, TEXAS              75206-1857
_____________________________________________________________________________
(Address of principal executive offices)                   (Zip Code)

                             214/891-8294
_____________________________________________________________________________
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     (X)       No


                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  RENAISSANCE CAPITAL PARTNERS, LTD.

                 STATEMENT OF ASSETS, LIABILITIES AND

                          PARTNERS' EQUITY

                             (Unaudited)

    Assets                         December 31, 1997        March 31, 1998
Cash and cash equivalents           $   652,529              $   609,457
Investment in Sunrise Media, LLC      1,636,745                1,587,192
Investments at market value,
 cost of $6,683,825 and $6,762,825    7,855,372                6,392,762
Interest and fees receivable             35,957                   48,666
Other assets                            105,474                    1,066
                                    $10,286,077               $8,639,143

   Liabilities and Partners' Equity

Accounts payable                    $    11,872              $    23,676
Accounts payable - related party         60,833                  125,811

    Total liabilities                    72,705                  149,487

Partners' equity:
  General partner                         1,185                 (15,665)
  Limited partners (128.86 units,
     and 128.36 outstanding)         10,212,187               8,505,321

    Total partners' equity           10,213,372               8,489,656

                                    $10,286,077              $8,639,143

<F1>
See accompanying notes to financial statements.
</F1>

                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          STATEMENT OF OPERATIONS

                                (Unaudited)



                                         Three Months ended March 31,
                                          1997               1998
Income:
    Interest                            $  40,479        $  12,472
    Other investment income                 1,338                -
    Dividends                                 884            7,087

      Total income                         42,701           19,559

Expenses:
    General and administrative             95,948           70,752
    Management fee                         56,101           42,662

      Total expenses                      152,049          113,414

      Investment income (loss) net       (109,348)         (93,855)

    Net realized and unrealized gain
     (loss) on investments:
      Loss from investment in
      Sunrise Media, LLC                  (57,044)         (49,553)
      Realized gains (losses)             768,100                -
      Unrealized gains                  3,352,293)       (1,541,609)


 Net increase (decrease) in net assets
      resulting from operations        $ (750,585)      $(1,685,017)


    Income (loss) per limited
     partnership unit                  $   (5,767)      $  (12,996)

<F1>
See accompanying notes to financial statements.
</F1>








                    RENAISSANCE CAPITAL PARTNERS, LTD.

                      STATEMENT OF PARTNERS' EQUITY

                    THREE MONTHS ENDED MARCH 31, 1998

                               (UNAUDITED)


                               General            Limited
                               Partner            Partners        Total

Balance, December 31, 1997      $ 1,185       $10,212,187    $10,213,372

Net Income (loss)               (16,850)       (1,668,167)   (1,685,017)

Liquidation of partners interest     -            (38,699)      (38,699)

Balance, March 31, 1998        $(15,665)       $8,505,321    $8,489,656






<F1>
See accompanying notes to financial statements.


                    RENAISSANCE CAPITAL PARTNERS, LTD.

                         STATEMENT OF CASH FLOWS

                               (Unaudited)

                                             Three Months Ended March 31,

                                                1997              1998
Cash flows from operating activities:
   Net increase (decrease) in net assets
    resulting from operations                $  (750,585)    $(1,685,017)
   Adjustments to reconcile net increase to
    cash flows from operating activities:
       Loss from Sunrise Media, LLC               57,044          49,553
       Unrealized (gain) loss on investments   3,352,293       1,541,609
       Realized (gain) on investments         (2,768,100)           -
       (Increase) decrease in:
         Accounts receivable                     (40,323)        (12,709)
         Other assets                                -           104,408
       Increase (decrease) in:
         Accounts payable                       (778,040)         76,782
       Total adjustments                        (177,126)      1,759,643


    Net cash flows from operating activities    (927,711)         74,626

Cash flows from investing activities:
   Net advance to Sunrise Media, LLC             (62,697)           -
   Investments in notes receivable              (374,000)        (79,000)
   Proceeds from sale of securities            3,126,850            -
Net cash flows from investing activities       2,690,153         (79,000)

Cash flows from financing activities:

   Liquidation of partners interest                -             (38,698)

Net increase (decrease) in cash                1,762,442        (43,072)


Cash and cash equivalents at
  beginning of period                             56,723        652,529
Cash and cash equivalents at
  end of period                               $1,819,165    $   609,457

<F1>
See accompanying notes to financial statements.

                  RENAISSANCE CAPITAL PARTNERS, LTD.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998


1. Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. Limited Partnership contributions of $12,886,000 were secured upon final closing of the Partnership on June 14, 1990. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 1998, subject to the right of the Independent General Partners to extend the term for two additional one-year periods if they determine that such extension is in the best interest of the Partnership.

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

  F. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for the quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $12,472, and the amount determined to be uncollectible and charged against the income was $-0-.

3. Management

  Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is registered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to the management agreement, Renaissance will perform certain services, including certain management, investment, and administrative services, necessary for the operation of the Partnership. Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Asset Value attributable to non-realized appreciation of securities or other assets that exceed capital contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended March 31, 1998 were $42,662.

  Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended March 31, 1998, the Partnership incurred reimbursable expenses of $22,317 and reimbursed Renaissance $-0-.

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

                      INVESTMENT VALUATION SUMMARY

                                          CONVERSION
                                 COST    OR FACE VALUE   FAIR VALUE
BIOPHARMACEUTICS, INC.
Common Stock                $ 1,488,657  $3,589,715    $3,553,818

DANZER CORP.
Common Stock                  2,510,948   1,490,875     1,351,422
10% Tern Note                   150,000     150,000       150,000

INTERNATIONAL MOVIE GROUP, INC.
Common Stock                    750,000     750,000       500,000

UNICO, INC.
Series C Preferred Stock      1,589,220   1,589,220       563,522
9.25% Term Note                  50,000      50,000        50,000
10% Term Notes                  224,000      224,000      224,000

            Subtotal:         6,762,825   7,843,810     6,392,792

OTHER INVESTMENTS

SUNRISE MEDIA, LLC
Note Receivable                 200,000     200,000       200,000
Equity Investment             1,387,192   1,387,192     1,387,192

                             $8,350,017  $9,431,002    $7,979,954


The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and (b)the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.


7. Related Party Transactions

  Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


(1)  MATERIAL CHANGES IN FINANCIAL CONDITION

     During the quarter ended March 31, 1998, the Partnership's net assets resulting from operations decreased $1,685,017, and the total partners' equity account decreased by a like amount. This decrease is primarily attributable to a decrease in market value of Portfolio Companies.

     The following portfolio transactions are noted for the quarter ended March 31, 1998 (portfolio companies are herein referred to as the "Company"):

     DANZER CORPORATION (FORMERLY GLOBAL ENVIRONMENTAL CORP). In December 1997, the Partnership agreed to loan Danzer $150,000 to aid it in meeting temporary cash shortages. This agreement takes the form of a Promissory
Note bearing interest at 10% per annum with all principal and interest payable in full on or before September 30, 1998. On December 23, 1997, the Partnership advanced $71,000 according to the terms of the Note, and advanced the remaining $79,000 on March 4, 1998.

     UNICO, INC. On March 20, 1998, the Board of Directors of Unico, Inc. ("UNICO") agreed to sell all of the outstanding shares of capital stock of United Marketing Solutions, Inc. ("UMS"), formally known as United Coupon Corporation, Inc., to Next Generation Media Corp. ("NexGen"), a Nevada Corporation. NexGen's principal business is a community newspaper publishing business in which it produces and issues weekly free newspapers distributed via the mail to approximately 67,761 homes in northern New Jersey. NexGen generates all of its revenues from the sale of advertisements which generally are placed by local merchants in the communities which the newspaper serves.

     The Partnership negotiated an agreement with NexGen, which provides that, upon NexGen closing on its purchase of UMS, the Partnership's 1,589,220 Series C Preferred shares and Subordinated Notes plus interest totaling $307,129 would be exchanged for $62,039 in cash, 155,097 shares of Series A Convertible Preferred Stock in NexGen (the "Series A Preferred"), and 103,398 warrants to purchase NexGen common stock at $0.16 per share. The Series A Preferred is redeemable at $5.00 per share for the first six months following the closing and then increasing to $6.00 per share thereafter. In addition, the Series A Preferred, at the option of the holder, must be redeemed by NexGen from no less than 50% of all funds raised after the initial closing until all Series A Preferred shares are redeemed.

     Subsequent to March 31, 1998, NexGen closed on its purchase of UMS from Unico.


     SUNRISE MEDIA LLC. Subsequent to March 31, 1998, the Partnership advanced Sunrise $10,000 to fund corporate capital needs. The Company has agreed to a Promissory Note bearing interest at 7% per annum with all principal and interest payable in full on or before April 16, 1999.

(2) MATERIAL CHANGES IN OPERATIONS

             During the past quarter, the Partnership experienced an investment loss of $1,685,017. Interest income has decreased $28,007 for the three months ended March 31, 1998 when compared to the same period last year. General and administrative expenses decreased to $70,752 for the three month period ended March 31, 1998, primarily because of the decrease in legal fees.

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

     At March 31, 1998, the only debt securities held by the Partnership are the notes held in Danzer Corporation, Unico, Inc., and Sunrise Media LLC. The Unico debt has been exchanged, subsequent to March 31, 1998, for Preferred Stock in Next Generation Media Corp., and might not generate consistent dividend income. Moreover, Danzer and Sunrise are currently in arrears on their debts to the Partnership. Accordingly, the Managing General Partner is uncertain whether any of these three positions will provide the Partnership with any significant interest or dividend income going forward.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          RENAISSANCE CAPITAL PARTNERS, LTD.



May 20, 1998        ______________________\S\________________________________
                    Renaissance Capital Group, Inc., Managing General Partner
                                    Russell Cleveland, President



May 20, 1998
                    _______________________\S\______________________________
                    Renaissance Capital Group, Inc., Managing General Partner
                                   Barbe Butschek, Chief Financial Officer