Form 10-Q
period 1998-06-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1998-08-20
CIK 855567

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                           -----------    ------------


                   Commission File Number:  018581


                  RENAISSANCE CAPITAL PARTNERS, LTD.
        (Exact name of registrant as specified in its charter)

          Texas                                     75-2296301
(State or other jurisdiction                (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas              75206-1857
(Address of principal executive offices)                   (Zip Code)

                             214/891-8294
         (Registrant's telephone number, including area code)


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




    Assets                                December 31, 1997    June 30, 1998
                                                                 (unaudited)

Cash and cash equivalents                    $   652,529        $ 1,041,229
Investment in Sunrise Media LLC                1,636,745          1,538,599
Investments at market value, cost
 of $6,683,825 and $5,658,903 at
 December 31, 1997 and June 30, 1998
 respectively                                  7,855,372          3,330,905
Interest and fees receivable                      35,957             32,642
Other assets                                     105,474                533
                                              ----------           --------
                                             $10,286,077         $5,943,908
                                              ==========           ========
   Liabilities and Partners' Equity

Accounts payable - trade                     $    11,872         $      -0-
Accounts payable - related party                  60,833             40,728
                                               ---------          ---------
    Total liabilities                             72,705             40,728
                                               ---------          ---------
Partners' equity:
  General partner                                  1,185                -0-
  Limited partners (128.86 units;
    128.36 units outstanding)                 10,212,187          5,903,180
                                              ----------          ---------

    Total partners' equity                    10,213,372          5,903,180
                                              ----------          ---------
                                             $10,286,077         $5,943,908
                                              ==========          =========
Limited partners' equity per
 limited partnership unit                   $     80,135         $   46,307
                                              ==========          =========


See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Operations

                                (Unaudited)

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                               1997            1998           1997            1998
Income:

    Interest                                $   49,002    $      7,397   $    89,481    $    19,869
    Dividends                                    1,430           5,943         2,314         13,030
    Other investment income                     15,129             -0-        16,467            -0-
                                             ---------      ----------    ----------       --------
      Total income                              65,561          13,340       108,262         32,899
                                             ---------      ----------    ----------       --------
Expenses:
    General and administrative                 204,010         70,052        299,958        140,804
    Management fees                             56,637         29,664        112,738         72,326
                                               -------      ----------     ---------       --------
      Total expenses                           260,647         99,716        412,696        213,130
                                               -------      ----------    ----------       --------
      Investment loss net                     (195,086)       (86,376)      (304,434)      (180,231)

    Loss from investment in
     Sunrise Media LLC                         (86,040)       (58,593)      (143,084)      (108,146)

    Net realized gain(loss)
      on investments                               -0-       (483,571)     2,768,100       (483,570)

    Net unrealized gain(loss)
      on investments                           111,192     (1,957,934)    (3,241,001)    (3,499,544)
                                             ---------      ----------    ----------      ---------
    Loss resulting from operations        $   (169,934)   $(2,586,474)    $ (920,519)    $(4,271,491)
                                              =========    ===========     =========     ===========

   Loss per limited partnership unit      $     (1,306)   $   (20,150)    $   (7,072)    $   (33,213)
                                              =========     ==========     =========      ===========


See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity




                                       General      Limited
                                       Partner      Partners        Total


Balance, December 31, 1996         $    48,638    $12,141,944    $12,190,582

Net loss                                (9,205)      (911,314)      (920,519)

Liquidation of partners' interests         -0-            -0-            -0-
                                      --------      ---------      ---------

Balance, June 30, 1997             $    39,433    $11,230,630    $11,270,063
                                      ========     ==========     ==========



Balance, December 31, 1997         $      1,185    $10,212,187   $10,213,372

Net loss (unaudited)                     (1,185)    (4,270,306)   (4,271,491)

Liquidation of partners'
 interests (unaudited)                      -0-        (38,701)      (38,701)
                                     ----------     ----------     ---------
Balance, June 30, 1998 (unaudited) $        -0-    $ 5,903,180   $ 5,903,180
                                     ==========     ==========    ===========













See accompanying notes to financial statements.

                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                    1997            1998          1997            1998
Cash flows from operating activities:
   Net loss resulting from operations             $(169,934)   $(2,586,474)    $ (920,519)    $(4,271,491)

   Adjustments to reconcile net loss to net
    cash flows used in operating activities:
       Loss from Sunrise Media LLC                   86,040          58,593       143,084         108,146
       Unrealized (gain) loss on investments       (111,194)      1,957,934     3,241,099       3,499,544
       Realized (gain) loss on investments              -0-         483,571    (2,768,100)        483,570
       (Increase) decrease in:
         Accounts receivable                        (47,052)         16,024     (87,373)            3,315
         Other assets                                   -0-             533         -0-           104,941
       Increase (decrease) in:
         Accounts payable                            14,211        (108,759)   (763,831)          (31,977)
                                                    --------       --------    ---------         --------
       Net cash used in operating activities       (227,929)      (178,578)  (1,155,640)         (103,952)
                                                    --------      ---------   ---------         ---------
Cash flows from investing activities:
   Purchase of investments                          (200,000)       (10,000)    (636,697)         (89,000)
   Proceeds from sale of securities                     -0-         620,350    3,126,850          620,353
                                                    --------      ---------    ---------          -------
       Net cash provided by investing activities    (200,000)       610,350    2,490,153          531,353
                                                   ---------      ---------    ---------          -------
Cash flows from financing activities:
   Liquidation of partners interests                     -0-            -0-          -0-          (38,701)
                                                   ---------      ---------    ---------         --------
 Net increase (decrease) in cash                    (427,929)       431,772    1,334,513          388,700

Cash and cash equivalents at beginning of period   1,819,165        609,457       56,723          652,529
                                                  ----------       --------     ---------         -------
Cash and cash equivalents at end of period        $1,391,236     $1,041,229    $1,391,236      $1,041,229
                                                   =========      =========     =========       =========



See accompanying notes to financial statements.

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                      Notes to Financial Statements

                              June 30, 1998


1. Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. The Partnership seeks to achieve current income and long-term capital appreciation by making in-vestments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its invest-ments, but no later than June 14, 1998, subject to the right of the In-dependent General Partners to extend the term for up to three additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners have elected one such ex-tension period. The Partnership has begun liquidation of its investments.

2. Summary of Significant Accounting Policies

  A. Organizational Costs - Costs of organizing the Partnership were capital-ized and amortized on a straight-line basis over five years. These costs were completely amortized during the quarter ended June 30, 1995.

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

  F. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $7,397, and none was determined to be uncollectible and charged against the income.

  G. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional informa-tion in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3. Basis of Presentation

   The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by gen-erally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.

4. Management

  Renaissance Capital Group, Inc. (Renaissance), the Managing General Partner, serves as the investment adviser for the Partnership. Renaissance is regis-tered as an investment advisor under the Investment Advisors Act of 1940. Pursuant to the management agreement, Renaissance will perform certain serv-ices, including certain management, investment, and administrative services, necessary for the operation of the Partnership.

  Renaissance is entitled to quarterly fees equal to 0.5% of the Partnership assets at the end of each quarter. On April 21, 1994, at the Annual Meeting of Limited Partners, a proposal to amend the Advisory Agreement was ratified by the Limited Partners. The agreement now dictates that to the extent any portion of such fee is based on an increase in Net Assets Value attributable to non-realized appreciation of securities or other assets that exceed capi-tal contributions, such portion of the fee shall be deferred and not earned or payable until such time as appreciation or any portion thereof is in fact realized and then such deferred fees shall be earned and paid in proportion to the gains in fact realized. Fees due to Renaissance for the three months ended June 30, 1998, were $29,664.

  Renaissance is reimbursed by the Partnership for administrative expenses paid by Renaissance on behalf of the Partnership. For the three months ended June 30, 1998, the Partnership incurred reimbursable expenses of $11,328 and reimbursed Renaissance $125,885 to be applied to the management fees and reim-bursable expenses.

  In addition, the Partnership is served by two independent, individual general partners (the "Independent General Partners"). The Independent General Part-ners receive a quarterly fee of $6,000 each, payable in advance.

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

6. Investments

  Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as deter-mined in good faith by the Managing General Partner and approved by the Independent General Partners.

  For securities that are publicly traded and for which quotations are avail-able, the Partnership will value the investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim val-uation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

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

                    RENAISSANCE CAPITAL PARTNERS, LTD.

                               June 30, 1998


6. Investments (continued)

   The financial statements include investments valued at $7,855,372 (77% of total assets) and $3,330,905 (56% of total assets) as of December 31, 1997 and June 30, 1998, respectively, whose values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.


                                               CONVERSION
                                                    or
                                         COST     FACE VALUE    FAIR VALUE
Biopharmaceutics, Inc.
Common Stock                          $1,488,657  $1,504,835    $1,489,786

Danzer Corporation
Common Stock                           2,510,948   1,568,840     1,424,710
Note                                     150,000     150,000       150,000

Lion's Gate Entertainment Corp.
Common Stock                             733,313     269,100       266,409

Next Generation Media Corp.
Preferred Stock                          775,485      775,485          -0-
Warrants                                     500          500          -0-
                                        --------    ---------    ---------
Subtotal:                              5,658,903    4,268,760    3,330,905

OTHER INVESTMENTS

Sunrise Media, LLC
Formerly CEL                           1,538,599    1,538,599    1,538,599

                                      $7,197,502   $5,807,359   $4,869,504
                                       =========    =========    =========

  The Partnership advanced $10,000 to Sunrise Media, LLC under terms of a note during the current quarter.

7. Related Party Transactions

   Certain officers of Renaissance are also limited partners in the Partnership. There were no distributions for the three months ended June 30, 1998.

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                             June 30, 1998




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(1)  Material Changes in Financial Condition

     During the quarter ended June 30, 1998, the Partnership's net assets resulting from operations decreased $2,586,474, and the total Partners' Equity account decreased by a like amount. The decrease in the total Partners' Equity account is primarily attributable to a decrease in the market value of the com-mon stock of Biopharmaceutics, Inc., together with a reserve placed on the Partnership's investment in Next Generation Media Corporation.

     The following Portfolio transactions are noted for the quarter ended June 30, 1998 (portfolio companies are herein referred to as the "Company"):

     Lion's Gate Entertainment Corp. (formerly International Movie Group). According to the Plan of Reorganization for International Movie Group ("IMG"), the Partnership agreed to convert its entire position in IMG into 398,875 shares ofIMG common stock. In June 1998, the Company effected a 10,000 for 1 reverse split, reducing the Partnership's position to 39.8875 shares of IMG common stock. Effective June 30, 1998, IMG merged with Lion's Gate Entertain-ment Corp. Pursuant to the Agreement of Merger, the Partnership received 3,750 shares of Lion's Gate common stock for each whole share of IMG common stock, giving the Partnership 146,250 shares of Lion's Gate common. For its fractional interest, the Partnership received $8,254, which represents $.93 per share on a pre-reverse split basis.

     According to the Notice of Reverse Stock Split, Merger and Appraisal Rights and Information Circular provided by the Company, the reverse split and merger are "reorganizations" under the Internal Revenue Code, thereby allowing them to qualify as tax-free events. The Partnership's receipt of cash in lieu of fractional shares, however, is a taxable event requiring the Partnership to recognize its loss on that portion of the transaction.

     Next Generation Media Corporation. Effective May 1, 1998, the Partnership sold its entire position in Unico, Inc., consisting of a 9.25% $50,000 Note Receivable, $224,000 of 10% Notes Receivable, and Series C Preferred Stock having a cost basis of $1,589,220, to Next Generation Media Corporation ("NEXGEN") in exchange for $62,039 in cash, 155,097 shares of NEXGEN Series A Preferred Stock having a liquidation preference of $5.00 per share, and 103,398 warrants to purchase NEXGEN common stock for $.16 per share. The Series A Preferred is redeemable at $5.00 per share for the first six months following the closing and then increases to $6.00 per share thereafter. In addition, the Series A Preferred, at the option of the holder, must be redeemed by NEXGEN for no less than 50% of all funds raised in any offering made by the Company after the initial closing, until all Series A Preferred shares are redeemed. Accord-ing to the Partnership's auditors, the NEXGEN transaction represents a taxable event.

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                             June 30, 1998


     Contrary to the Partnership's 10-Q filing of March 31, 1998, NEXGEN has not closed on its purchase of United Marketing Solutions, Inc. from Unico, Inc. A definitive agreement has been signed, and a closing is anticipated sometime in 1998. In the second quarter of 1998, the Partnership reserved its entire investment in NEXGEN.

     SanTi Group, Inc. (formerly Microlytics, Inc.). In the second quarter of 1998, SanTi Group, Inc. was merged into Microlytics, Inc. (a former portfolio holding of the Partnership which was written off in the fourth quarter of 1996), and the Company name was officially changed to SanTi Group, Inc. The merger allowed the Company to complete its Plan of Reorganization and formally emerge from bankruptcy. As part of the Plan of Reorganization, the Partnership agreed to convert its entire investment in Microlytics into 46,655 shares of SanTi common stock, and 23,328 warrants to purchase shares of SanTi common stock.
In June 1998, the Partnership sold all of its common stock for $12 per share, resulting in a gain of $559,860, and all of its warrants for $1 each, resulting in a gain to the Partnership of $23,328.

     Sunrise Media, LLC. On April 16, 1998, the Partnership advanced the Com-pany $10,000 to fund corporate capital needs pursuant to a 7% secured Promis-sory Note with all principal and interest payable in full on or before April 16, 1999. Subsequent to the quarter ended June 30, 1998, the Partnership ad-vanced an additional $27,000 to the Company so that it could complete a promo-tional video for the sale of the Video Encyclopedia of the Twentieth Century ("VETC") to the television marketplace, and to pay for an expansion of its mar-
keting effort of the VETC.   The $27,000 advance was made pursuant to a 7%
secured Promissory Note with all principal and interest payable in full on or before July 1, 1999.

(2) Material Changes in Operations

     During the quarter ended June 30, 1998, the Partnership experienced a net loss of $2,586,474. Interest income has decreased $41,605 for the three months ended June 30, 1998, when compared to the same period last year. General and administrative expenses decreased to $70,052 for the three-month period ended June 30, 1998, primarily because of a decrease in legal fees.

     In the past, income received was primarily from interest income on Port-folio Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. The Partnership has converted, or is in the process of converting, its remaining debentures into equity secur-ities of portfolio companies. Future income will primarily be dependent upon the sale of these stocks or dividends received, when such are declared and paid by Portfolio companies. In addition, the Partnership is not actively consider-ing additional Portfolio Investments. Therefore, no significant further income from closing and commitment fees is anticipated.

     At June 30, 1998, the only debt securities held by the Partnership are the Notes held in Danzer Corporation and Sunrise Media, LLC. The Preferred Stock in NEXGEN has a dividend right, but might not generate consistent dividend income, as it is unclear at this time whether the Company has enough free cash flow to satisfy the dividend obligation on a continuing basis. Moreover, Danzer and Sunrise are currently in arrears on their debts to the Partnership. Accordingly, the Managing General Partner is uncertain whether any of these positions will provide the Partnership with any significant interest or divi-dend income going forward.

                      PART II - OTHER INFORMATION

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RENAISSANCE CAPITAL PARTNERS, LTD.

                                By  RENAISSANCE CAPITAL GROUP, INC.
                                    Managing General Partner



August 20, 1998                 By    /s/ Russell Cleveland
                                  --------------------------------
                                    Russell Cleveland, President



August 20, 1998                 By  /s/ Barbe Butschek
                                  --------------------------------
                                  Barbe Butschek, Chief Financial Officer