Form 10-Q
period 1998-09-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1998-11-19
CIK 855567

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
       For the transition period from         to
                                      --------   ----------


                 Commission File Number:  018581



                RENAISSANCE CAPITAL PARTNERS, LTD.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Texas                                   75-2296301
 -----------------------------------------------------------------
(State or other jurisdiction          (I.R.S. Employer I.D. No.)
of incorporation or organization)

8080 North Central Expressway, Dallas, Texas          75206-1857
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                            214/891-8294
------------------------------------------------------------------
      (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X         No
                  -----------       -----------
PAGE

               PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    RENAISSANCE CAPITAL PARTNERS, LTD.

                  Statements of Assets, Liabilities and
                            Partners' Equity

                   Assets
                   ------              December 31, 1997     September 30, 1998
                                       -----------------     ------------------
                                                                 (Unaudited)
Cash and cash equivalents                 $    652,529        $   934,743
Investment in Sunrise Media LLC              1,636,745          1,480,780
Investments at market value, cost of
 $6,683,825 and $5,658,903
 at December 31, 1997 and September
 30, 1998 respectively                       7,855,372          1,922,670
Interest and fees receivable                    35,957             38,774
Other assets                                   105,474              3,734
                                            -----------         ----------
                                           $10,286,077         $4,380,701
                                           ===========         ==========
       Liabilities and Partners' Equity
       --------------------------------

Accounts payable - trade                   $    11,872         $      736
Accounts payable - related party                60,833             26,280
                                           -----------         ----------

    Total liabilities                           72,705             27,016
                                           -----------         ----------
Partners' equity:
  General partner                                1,185                -0-
  Limited partners (128.86 units outstanding
   at December 31, 1997; 128.36 units
   outstanding at September 30, 1998        10,212,187          4,353,685
                                           -----------         ----------

    Total partners' equity                  10,213,372          4,353,685
                                           -----------         ----------

                                           $10,286,077         $4,380,701
                                           ===========         ==========
Limited partners' equity per limited
 partnership unit                          $    79,250         $   33,918
                                           ===========         ==========

See accompanying notes to financial statements.

PAGE

                RENAISSANCE CAPITAL PARTNERS, LTD.

                           Statements of Operations

                                 (Unaudited)

                                  Three Months Ended          Nine Months Ended
                                     Sept. 30,                    Sept. 30,
                                 1997        1998           1997        1998
Income:                        --------    --------       --------    --------
  Interest                   $   77,857  $    8,056   $   167,338  $   27,925
  Dividends                       1,833       5,563         4,147      18,593
  Other investment income           -0-         -0-           -0-         -0-
                             ----------   ---------     ---------    ---------

    Total income                 79,690      13,619       171,485      46,518
                             ----------  ----------   -----------   ---------
Expenses:
  General and administrative    158,006      48,181       457,964     188,985
  Management fees                62,228      21,878       174,966      94,204
                              ---------  ----------   -----------   ---------

    Total expenses              220,234      70,059       632,930     283,189
                              ---------  ----------   -----------   ---------

    Investment loss net        (140,544)    (56,440)     (461,445)   (236,671)

    Loss from investment in
     Sunrise Media LLC              -0-     (84,819)     (143,084)   (192,965)

    Net realized gain (loss)
     on investments             (16,466)        -0-     2,768,100    (483,570)

    Net unrealized gain (loss)
     on investments           1,270,289   (1,408,235)  (1,970,811) (4,907,780)
                             ----------  -----------  -----------  ----------

    Net income (loss)
     resulting from
     operations              $1,113,279  $(1,549,494) $   192,760 $(5,820,986)
                             ==========  ===========  =========== ===========

   Net income (loss) per
    limited partnership unit $    8,553  $   (12,071) $    14,081  $  (45,280)
                             ==========  ===========  ===========  ==========

   Weighted average limited
    partnership units            128.86       128.36       128.86      128.53
                                 ======       ======       ======      ======

See accompanying notes to financial statements.

PAGE

                   RENAISSANCE CAPITAL PARTNERS, LTD.

                            Statement of Partners' Equity


                                        General       Limited
                                        Partner       Partners          Total
                                        -------       --------          -----
Balance, December 31, 1997             $  1,185     $10,212,187    $10,213,372

Net loss-(Unaudited)                     (1,185)     (5,819,801)    (5,820,986)

Liquidation of partners interests-
 (Unaudited)                                -0-         (38,701)      (38,701)
                                       ---------    -----------    -----------

Balance, September 30, 1998-
 (Unaudited)                           $    -0-     $ 4,353,685   $ 4,353,685
                                       =========    ===========   ===========



See accompanying notes to financial statements.

PAGE

                RENAISSANCE CAPITAL PARTNERS, LTD.

                           Statement of Cash Flows

                                (Unaudited)

                                            Nine Months Ended
                                                Sept. 30,
                                          1997            1998
                                       ---------       ---------
Cash flows from operating
 activities:
  Net income (loss)                    $  192,760    $(5,820,986)

  Adjustments to reconcile
   net income (loss) to net
   cash used in operating
   activities:
    Loss from Sunrise Media LLC           143,084        192,965
   Unrealized (gain) loss
    on investments                      1,970,811      4,907,780
   Realized (gain) loss
    on investments                     (2,768,100)       483,570
   (Increase) decrease in:
     Accounts receivable                 (133,602)        (2,817)
     Other assets                             -0-        101,740
   Increase (decrease) in:
     Accounts payable                    (716,350)       (45,689)
                                       -----------   -----------
   Net cash used in
    operating activities               (1,311,397)      (183,437)
                                       -----------   ------------
Cash flows from investing
 activities:
  Purchase of investments                (636,697)      (116,000)
  Proceeds from sale of
   securities                           3,126,850        620,352
                                       -----------   ------------
   Net cash provided by
    investing activities                2,490,153        504,352
                                       ----------    ------------
Cash flows from financing
 activities:
  Liquidation of partners
   interests                                  -0-        (38,701)
                                       -----------   -----------
Net increase (decrease) in cash         1,178,756        282,214

Cash and cash equivalents
 at beginning of period                    56,723        652,529
                                       -----------    -----------
Cash and cash equivalents
 at end of period                      $1,235,479     $  934,743
                                       ==========     ===========
See accompanying notes to financial statements.

PAGE

                  RENAISSANCE CAPITAL PARTNERS, LTD.
                           Notes to Financial Statements
                                 September 30, 1998

1.  Organization and Business Purpose

    Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 1998, subject to the right of the Independent General Partners to extend the term for up to three additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners have elected one such extension period. The Partnership has begun liquidation of its investments.

2.  Summary of Significant Accounting Policies

    A. Contributed Capital - Proceeds from the sale of the limited partnership interests, net of related selling commissions and syndication costs, are recorded as contributed capital.

    B. Statement of Cash Flows - The Partnership considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. No interest or income taxes were paid during the periods.

    C. Valuation of Investments - The valuation of investments in debentures which are convertible into unregistered securities is based upon the bid price of the underlying securities obtained through normal market systems less a discount for selling and registration costs. For those investments not having an established market, the valuation is at the Partnership's costs for the first six months after closing and will be redetermined by the General Partners subsequent to that time period.

    D. Management Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of the accompanying financial statements requires estimates and assumptions made by management of the Partnership that affect the reported amounts of assets and liabilities as of the date of the statements of assets, liabilities and partners' equity and income and expenses for the period. Actual results could differ significantly from those estimates.

    E. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis.
        When it is determined that the interest accrued will not PAGE

                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements (Continued)
                                September 30, 1998

        be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $8,056, and none was determined to be uncollectible and charged against the income.

    F. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

3.  Basis of Presentation

    The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.

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

5.  Investments

    Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

    For securities that are publicly traded and for which quotations are available, the Partnership will value the
PAGE

                  RENAISSANCE CAPITAL PARTNERS, LTD.
                     Notes to Financial Statements (Continued)
                                 September 30, 1998

    investments based on the closing sale as of the last day of the fiscal quarter, or in the event of an interim valuation, as of the date of the valuation. If no sale is reported on such date, the securities will be valued at the average of the closing bid and asked prices.

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

    The financial statements include investments valued at $7,855,372 (76% of total assets) and $1,922,670 (44% of total assets) as of December 31, 1997 and September 30, 1998, respectively, whose values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
PAGE

                  RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements (Continued)
                                 September 30, 1998

                                                 CONVERSION
                                                     or
                                      COST       FACE VALUE      FAIR VALUE
Biopharmaceutics, Inc.
Common Stock                    $1,488,657       $  519,852      $  514,652

Danzer Corporation
Common Stock                     2,510,948        1,205,255       1,082,940
Note                               150,000          150,000         150,000

Lion's Gate Entertainment
 Corp.
Common Stock                       733,313          176,846         175,078

Next Generation Media Corp.
Preferred Stock                    775,485          775,485             -0-
Warrants                               500              500             -0-
                                ----------       ----------      ----------
Subtotal                         5,658,903        2,827,938       1,922,670

OTHER INVESTMENTS

Sunrise Media, LLC
Equity Investment                1,480,780        1,480,780       1,480,780
                                ----------       ----------      -----------

                                $7,139,683       $4,308,718      $3,403,450
                                ==========       ==========      ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities, are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                   RENAISSANCE CAPITAL PARTNERS, LTD.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

GENERAL
-------

(1)  Material Changes in Financial Condition

     During the quarter ended September 30, 1998, the Partnership's net loss from operations was $1,549,494 and the total Partners' Equity account decreased by a like amount. This loss resulted from a net investment loss of $56,440, a loss from investment in Sunrise Media LLC of $84,819 and an unrealized loss on investments of $1,408,235. The decrease in the total Partners' Equity account is primarily attributable to a decrease in the market value of the common stock of Biopharmaceutics, Inc., Danzer Corporation, and Lion's Gate Entertainment Corporation, together with a reserve placed on the Partnership's entire investment in Next Generation Media Corporation.

     The following Portfolio transactions are noted for the quarter ended September 30, 1998 (portfolio companies are herein referred to as the "Company"):

     Sunrise Media LLC: . On July 1, 1998, the Partnership advanced an additional $27,000 to the Company so that it could complete a promotional video for the sale of the Video Encyclopedia of the Twentieth Century ("VETC") to the television marketplace, and to pay for an expansion of its marketing effort of the VETC. The $27,000 advance was made pursuant to a 7% secured Promissory Note with all principal and interest payable in full on or before July 1, 1999.

(2) Material Changes in Operations

     During the quarter ended September 30, 1998, the Partnership experienced a net loss of $1,549,494. This loss resulted from a net investment loss of $56,440, a loss from investment in Sunrise Media LLC of $84,819 and an unrealized loss on investments of $1,408,235. Interest income has decreased $69,801 for the three months ended September 30, 1998 when compared to the same period last year. General and administrative expenses decreased to $48,181 for the three month period ended September 30, 1998, primarily because of the decrease in legal fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In addition to the proceeds raised in the Partnership's initial private placement, the Partnership's other sources of available capital for investment typically have been interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, director fees paid by PAGE

            RENAISSANCE CAPITAL PARTNERS, LTD.

Portfolio Companies to the Partnership's director designees, and gains from capital transactions. Another possible source of available capital is debt. However, the Registrant does not presently intend to make leveraged investments. Yet another source of available capital is additional equity resulting from an additional offering of Limited Partnership Interests. The Registrant has no present plans to offer additional interests.

     In the past, income received was primarily from interest income on Portfolio Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. The Partnership has converted, or is in the process of converting, its remaining debentures into equity securities of portfolio companies. Future income will primarily be dependent upon the sale of these stocks or dividends received, when such are declared and paid by Portfolio companies. In addition, the Partnership is not actively considering additional Portfolio Investments. Therefore, no significant further income from closing and commitment fees is anticipated.

     At September 30, 1998, the only debt securities held by the Partnership are the notes held in Danzer Corporation and Sunrise Media, LLC. Both Danzer and Sunrise Media are in arrears on these debts. The Preferred Stock in Next Generation Media Corporation has a dividend right, but might not generate consistent dividend income, as it is unclear at this time whether the Company has enough free cash flow to satisfy the dividend obligation on a continuing basis. The Managing General Partner is uncertain whether any of these positions will provide the Partnership with any interest or dividend income going forward.

     Because of the decrease in income and the additional follow-on investments in portfolio companies, the Partnership's liquidity has been substantially impaired. Accordingly, the Partnership has reduced its rate of distributions and has deferred payment of management fees owed to the Managing General Partner. Until such time as liquidity is improved from either sale of investments or loan repayments, it is anticipated that distributions to Limited partners will be reduced or even curtailed. The Partnership's ability to improve liquidity and make regular distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of capital gains from sales of equity securities.

YEAR 2000
---------

     Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Managing General Partner has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems PAGE

         RENAISSANCE CAPITAL PARTNERS, LTD.

with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.


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

                                   RENAISSANCE CAPITAL PARTNERS, LTD.

                                   By  RENAISSANCE CAPITAL GROUP, INC.
                                       Managing General Partner



November 18, 1998                  By  \S\ Russell Cleveland
                                     ----------------------------------------
                                          Russell Cleveland, President



November 18, 1998                  By  \S\ Barbe Butschek
                                     ----------------------------------------
                                     Barbe Butschek, Chief Financial Officer

PAGE