Form 10-K
period 1998-12-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1999-03-31
CIK 855567

----------------------------------
          Securities and Exchange Commission
               Washington, D. C. 20549
          ----------------------------------

                      Form 10-K

Mark One
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended
December 31, 1998 or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

                 Commission File No. 0-18581

               RENAISSANCE CAPITAL PARTNERS, LTD.
    (Exact name of Registrant as specified in its charter)

        Texas                             75-2296301
(State of incorporation               (I.R.S. Employer
   or organization)                 Identification No.)

Suite 210, LB 59, 8080 North Central Expwy., Dallas, Texas  75206
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code
                      (214)  891-8294

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes (X)          No ( )

    Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any statement to this Form 10-K. ( )

     State the aggregate market value of the voting stock held by non affiliates of the registrant.
     As of December 31, 1998 there were 128.36 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $100,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests ("Interests") held by non-affiliates as of December 31, 1998 is $3,562,003. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1998 is $126,433.

                        Part I

    Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and that such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, interest rates, competition, ability of the Company to successfully manage its growth, and other factors discussed or included by reference in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

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

     The investment objective of the Partnership has been to provide investors with current income and long-term capital appreciation by investing primarily in private placement convertible debt securities (the "Debentures") of small and medium size public companies ("Portfolio Companies"). The Partnership's stated goal has also been to achieve a 10% annual current return to the holders of limited partnership interests (the "Interests") provided that such current return will be increased or decreased from time to time depending upon the actual operating results of the Partnership.

PAGE

      As the Partnership is currently in a wind-down stage and is moving toward completion, the investment objectives and goals have necessarily changed. Accordingly, the Partnership is no longer focusing solely on generating current income but is also concentrating on maximizing the ultimate return to partners.

      Renaissance Capital Group, Inc. ("Renaissance Group"), a Texas corporation, serves as the managing general partner (the "Managing General Partner") and as investment adviser to the Partnership. In these capacities, Renaissance Group is primarily responsible for the selection, evaluation, structure and administration of the Partnership's investment portfolio. Renaissance Group is a registered investment adviser under the Investment Adviser Act of 1940, as amended (the "Advisers Act") and the Texas Securities Act. However, these activities are subject to the supervision of two Independent General Partners of the Partnership who provide guidance with respect to the operations of the Partnership (the "Independent General Partners").

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

     At December 31, 1998, the Registrant's investment assets were classified by amount as follows:

                                                Percentage of
 Classification                      Cost    Investments (at Cost)
 Eligible Portfolio Investments   $6,247,706         81%
  (including cash and cash
  equivalents)
 Other Portfolio Investments      $1,488,657         19%
                                  ----------
                                  $7,736,363

INVESTMENT OBJECTIVES

     The original investment objective of the Partnership was to provide its Limited Partners with both current income and long-term PAGE capital appreciation. Currently, however, the Partnership is winding down. Accordingly, the Partnership's primary objective is to maximize the returns to its Partners, which will consist almost exclusively as returns of capital and/or gains on capital, rather than income. This is the case because the Partnership predominantly holds equity interests with little or no dividend obligations. In addition, most of the common equities owned by the Partnership are in Portfolio Companies that do not pay dividends on common stock due to their size, growth rates, and/or competitive positions.

     The Partnership Agreement provides for a quarterly distribution to the Limited Partners, to be made within 30 days of the end of each quarter. The initial distribution was at the rate of 2.5% of the Limited Partner's Initial Capital Subscription. Thereafter, at the discretion of the Managing General Partner, the distribution may be increased or decreased from time to time. Distributions may be made from capital. Distributions are not required if, after the proposed distribution, the assets would not be sufficient to pay the debts and obligations of the Partnership. As the result of decreasing cash resources since 1995, the distributions to the limited partners have been discontinued. As the Partnership's investments are liquidated, or other cash resources obtained, the Partnership expects to reinstate such payments in whole or in part based upon cash resources.

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

BUSINESS DEVELOPMENT COMPANY

     A BDC:

       I. is closed-end management company making 70% of its investments only in certain companies (identified as "Eligible Portfolio Companies." These qualifications are:

          A. it must be organized under the laws of a state or states,

          B. it may not be an investment company (except for a wholly owned Small Business Investment Company), and

          C. it must generally fall into one of three following categories:

             1. companies that do not have a class of
                securities registered on a national
                securities exchange or are listed on the Federal Reserve OTC margin list,
             2. companies that are actively controlled by the
                BDC either alone or as part of a group (for this purpose, control is presumed to exist if the BDC or group in which the BDC is a member owns 25% or more of the voting securities), or

             3. it meets such other criteria as established
                by the SEC.

     II.  must be prepared to provide "Significant Managerial
          Assistance" to such Portfolio Companies.  Significant
          Managerial  Assistance means, as to the Partnership:

          A. any arrangement whereby the Partnership, through its officers, employees, or General Partners, seeks to provide significant guidance concerning management, operations, objectives or policies of the Portfolio Company, or

          B. the exercise of a controlling influence over the Portfolio Company.

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

1940 ACT REQUIREMENTS

     The BDC election exempts the Partnership from some provisions of the 1940 Act. However, except for those specific provisions, the Partnership will continue to be subject to all provisions of the 1940 Act not exempted, including the following:

     1. restrictions on the Partnership from changing the nature of business so as to cease to be, or to withdraw its election as, a BDC without the majority vote of the Interests;

     2. restrictions against certain transactions between the Partnership and affiliated persons;

     3. restrictions on issuance of senior securities, such not being prohibited by the 1940 Act but being restricted as a percentage of capital;

     4. compliance with accounting rules and conditions as established by the SEC, including annual audits by independent accountants;

     5. compliance with fiduciary obligations imposed under the 1940 Act;

     6. requirement that the Limited Partners ratify the selection of the Partnership's independent public accountants and the approval of the investment advisory or similar contracts and amendments thereto; and

     7. restrictions on purchases of Interests by the Partnership.

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

     The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's total assets. In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Initial Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) PAGE of the initial limited partnership contributions and is entitled to receive quarterly fees thereafter equal to 0.5% of Net assets, as defined in the Partnership Agreement. For the years ended December 31, 1993 through 1998, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee based solely on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.

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

PARTNERSHIP TERM

     The Partnership Agreement provides for an eight (8) year term from the final closing of the initial offering subject to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to three (3) additional one-year periods. The initial term was set to expire June 30, 1998 but the Managing General Partner and Independent General Partners elected to exercise the first one year extension. At December 31, 1998, the Partnership was scheduled to expire June 30, 1999.

PARTNERSHIP INVESTMENTS

     As of December 31, 1998, the Partnership had active investments in five (5) Portfolio Companies, four of which meet the criteria of investments in Eligible Portfolio Companies and one which did not.

Biopharmaceutics, Inc. (BOPM)

     At December 31, 1998, the Partnership owned 2,736,063 shares of the Company's common stock having a cost basis of $1,488,657. Subsequent to December 31, 1998, the Partnership invested an additional $200,000 into shares of the Company's common stock at a price of $0.18 per share. The additional investment was part of a $1,000,000 equity private placement by the Company. The $1,000,000 will be used as working capital to support the Company's remaining product line in the feminine hygiene area. Subsequent to December 31, 1998, the Company changed its name to "Feminique," closed down its New York manufacturing facility, and sold its Caribbean Medical Testing operation in an effort to streamline operations and focus on its most profitable areas of operation.
PAGE

Danzer Corporation (aka Global Environmental Corp.) (GLEN)

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

     At December 31, 1998, the Company was in default on paying both interest and principal under the note. At December 31, 1998, no payments had been made under the note.

     Subsequent to December 31, 1998, the entire principal balance and $16,257.81 in accrued interest was converted into the Company's common stock at $0.10 per share, giving the Partnership a total ownership of 11,706,370 shares. The Partnership now owns over 65% of the Company's outstanding common stock.

     Subsequent to December 31, 1998, the Partnership agreed to advance up to $59,000 to the Company on an as needed basis. At March 1, 1999, no advances had been made to the Company. The advance, if and when made, will take place pursuant to a promissory note secured by all the assets of the Company and its subsidiary and will bear interest at 13%, with a maturity date of less than twelve months.

Lion's Gate Entertainment Corp.  (formerly International Movie
Group) (LGF)

     According to the Plan of Reorganization for International
Movie Group ("IMG"), the Partnership agreed to convert its entire position in IMG into 398,875 shares of IMG common stock in 1997. In June 1998, the Company effected a 10,000 for 1 reverse split, reducing the Partnership=s position to 39.8875 shares of IMG common stock. Effective June 30, 1998, IMG merged with Lion=s Gate Entertainment Corp ("Lion's Gate"). Pursuant to the Agreement of Merger, the Partnership received 3,750 shares of Lion=s Gate common stock for each whole share of IMG common stock, giving the Partnership 146,250 shares of Lion=s Gate common. For its fractional interest, the Partnership received $8,254, which represents $.93 per share on a pre-reverse split basis. On November 17, 1998, the Company effectuated a 1 for 2 reverse split reducing the Partnership's common share ownership from 146,250 to 73,125. Overall, the Partnership owns less than 1% of the outstanding stock of Lion's Gate.

     According to the Notice of Reverse Stock Split, Merger and Appraisal Rights and Information Circular provided by the Company, the reverse split and merger are "reorganizations" under the Internal Revenue Code, thereby allowing them to qualify as tax-free events. The Partnership=s receipt of cash in lieu of fractional shares, however, is a taxable event requiring the Partnership to recognize its loss on that portion of the transaction.

Next Generation Media Corporation (formerly UNICO, Inc.) (UICO)

     Effective May 1, 1998, the Partnership sold its entire
PAGE
position in Unico, Inc., consisting of a 9.25% $50,000 Note Receivable, $224,000 of 10% Notes Receivable, and Series C Preferred Stock having a cost basis of $1,589,220, to Next Generation Media Corporation ("NEXGEN") in exchange for $62,039 in cash, 155,096 shares of NEXGEN Series A Convertible Preferred Stock having a liquidation preference of $5.00 per share, and 103,398 call options to purchase NEXGEN common stock for $.16 per share. The Series A Preferred is redeemable at $5.00 per share for the first six months following the closing and then increases to $6.00 per share thereafter. In addition, the Series A Preferred, at the option of the holder, must be redeemed by NEXGEN for no less than 50% of all funds raised in any offering made by the Company after the initial closing, until all Series A Preferred shares are redeemed.

SanTi Group, Inc.  (formerly Microlytics, Inc.)

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

Sunrise Media LLC  (Privately Held)

     On April 16, 1998, the Partnership advanced the Company
$10,000 to fund corporate capital needs pursuant to a 7% secured Promissory Note with all principal and interest payable in full on or before April 16, 1999. Subsequent to the quarter ended June 30, 1998, the Partnership advanced an additional $27,000 to the Company so that it could complete a promotional video for the sale of the Video Encyclopedia of the Twentieth Century ("VETC") to the television marketplace, and to pay for an expansion of its marketing
effort of the VETC.   The $27,000 advance was made pursuant to a 7%
secured Promissory Note with all principal and interest payable in full on or before July 1, 1999.

     At December 31, 1998, the Partnership owned an equity investment in Sunrise having a cost basis of $1,323,311, representing 55.5% of the total ownership of Sunrise. In addition, the Partnership owned $237,000 in 7% notes receivable from the Company, secured by the VETC and other assets that were originally contributed to the entity by the Partnership. At December 31, 1998, the Company was in default on interest payments under the $200,000 Promissory Note. All principal and unpaid interest on that obligation comes due April 15, 1999.

Competition for Investments

The Registrant has completed 10 investments, of which 5 are currently outstanding. The Registrant does not contemplate a further active investment acquisition program.
PAGE

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

     The Investment Advisor currently serves as the Investment Advisor to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"). Renaissance III is a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership and completed an offering in 1994, that raised approximately $41,489,500. As of December 31, 1998, Renaissance III had made investments in twenty (20) portfolio companies of which eighteen (18) are still active. The active investments had a cost of $36,800,000 at December 31, 1998 and, in the aggregate, approximately $46,200,000 in investments have been made over the life of Renaissance III. Renaissance III is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance
III. In 1996, RUSGIT raised capital of approximately $30,789,000. At December 31, 1998, RUSGIT had made investments in seventeen (17) portfolio companies, of which sixteen (16) are still active. At December 31, 1998, the active investments had a cost value of approximately $25,100,000 and, in the aggregate, approximately $28,300,000 in investments have been made over the life of RUSGIT. Renaissance Group and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 2.  Properties

     The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until July 31, 1999 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including
PAGE
office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement.

Item 3.  Legal Proceedings

     There are no legal proceedings currently pending with regard to the Partnership.

Item 4.  Submission of Matters to a vote of Security Holders.

     No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

                       Part II

Item 5. Market for the Registrant's Securities.

TRADING

     There is no trading in the Limited Partnership Interests of the Partnership and no established market exist. Such interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.

NUMBER OF HOLDERS

     As of December 31, 1998, there were 190 beneficial holders of Limited Partnership Interests; one holder of a Managing General
Partner Interest; and three Independent General Partners.

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

     The Independent General Partners receive no allocation of income and are not paid any distributions.
PAGE

Item 6.  Selected Financial Data.

     The following selected financial data for the five year period ending December 31, 1998, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                1998       1997       1996      1995        1994
Gross
 income
 (loss)
 including
 realized
 gains      $(560,194) $1,832,623 $(1,124,728)   $63,379  $1,223,786
Net un-
 realized
 apprecia-
 tion (de-
 preciation)
 on invest-
 ments     (5,601,280) (2,849,578)  3,991,617 (2,746,554) (5,405,855)
Net in-
 come
 (loss)    (6,488,393) (1,977,210)  2,264,744 (3,111,266) (4,997,513)
Net in-
 come
 (loss)
 per
 Limited
 Partner-
 ship
 Unit         (50,488)     14,976      17,399    (23,903)    (35,859)
Total
 assets     3,744,954  10,286,077  13,076,280 10,595,667  13,449,030
Distribu-
 tions to
 Limited
 Partners           0           0           0     75,000   1,500,000
Distribu-
 tions
 per
 Limited
 Partner-
 ship Unit          0           0           0        582      11,641

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

     The purpose of the Partnership is to provide growth capital to small and medium size public companies whose ability to service PAGE debt is sufficient to provide a quarterly return to the Limited Partners and whose growth potential is sufficient to provide opportunity for above average capital appreciation.

Sources of Operating Income

     The only remaining source of operating income for the Partnership is investment income, either in the form of interest on debt securities, dividends on stock, or income received from capital gains. Investments are generally made in Portfolio Companies that do not pay dividends on their common stock. The Partnership has generally structured investments to obtain an interest return competitive with current long-term financing rates available from other sources. At December 31, 1998, the only debt securities held by the Partnership are the notes held in Danzer Corporation and Sunrise Media, LLC. Both companies are in arrears on their debt to the Partnership and the Managing General Partner is uncertain whether these positions will provide the Partnership with any significant interest income going forward.

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

     The Managing General Partner has formed other investment partnerships to make similar portfolio investments and may, in the future form additional similar investment funds. Specifically, in 1994, Renaissance Group formed Renaissance III which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 of investment capital. Over the course of its life, Renaissance III has made investments in twenty (20) portfolio companies having an aggregate cost of approximately $46,200,000, and is actively seeking additional investment opportunities. In 1996, Renaissance Group formed Renaissance U.S. Growth and Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the PAGE investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000, and as of December 31, 1998 had made investments in seventeen (17) portfolio companies having an aggregate cost of approximately $28,300,000.

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

     The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter. The lack of liquidity in the Partnership, as discussed below, prevented further distributions in the last three quarters of 1995 and all of 1996, 1997 and 1998.

     To the extent that officers of the Managing General Partner are holders of Partnership interests they will be the recipient of such distributions.

OPTIONAL DISTRIBUTIONS OF OPERATION PROFITS AND CAPITAL GAINS

     In addition to the quarterly distributions, it is intended that, as the Partnership achieves operation profits and net capital gains or realizes increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains will be available for distribution to the Partners in cash or assets.

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

     For the year ended December 31, 1996, the Partnership sold 182,667 shares of MaxServ, Inc. common stock for net proceeds of $735,747 realizing a gain of $598,747. Also during 1996, the Partnership wrote off its investment in Microlytics, Inc. and a portion of ins investment in CEL Communications, Inc. A loss of $1,698,761 was recorded on Microlytics, Inc. and $700,000 loss was realized on the investment in CEL Communications, Inc. upon the foreclosure and creation of Sunrise Media LLC. In addition, the Partnership made follow-on investments on existing portfolio investments of $253,249 and advanced $34,983 to Sunrise Media LLC.

     For the year ended December 31, 1997, the Partnership sold 235,000 shares of common stock of Biopharmaceutics, Inc. for net proceeds of $128,611, resulting in a gain of $69,412, and sold its remaining shares in MaxServ, Inc. for $2,998,688, representing a gain of $2,698,688. Also during 1997, the Partnership made $745,000 in follow on investments, including $300,000 advanced to Sunrise Media, LLC. In addition, a loss of $750,000 was realized on the Partnership's investment in International Movie Group.

PAGE

     For the year ended December 31, 1998, the Partnership sold 46,655 shares of SanTi Group Inc. common stock for $12 per share, resulting in a gain of $559,860, and 23,328 Warrants to purchase shares of SanTi common stock for $1 each resulting in a gain to the Partnership of $23,328. In addition, the Partnership exchanged all of its position in Unico Inc. for $62,039 in cash, 155,097 shares of Series A Convertible Preferred Stock of Next Generation Media Corporation having a liquidation preference of $5 per share, and 103,398 call options to purchase NEXGEN common stock at $0.16 per share, resulting in a capital loss to the Partnership of $1,058,325. Also during 1998, the Partnership made $116,000 in follow-on investments, of which $79,000 was advanced to Danzer Corporation pursuant to a 10% Promissory Note and $37,000 was advanced to Sunrise Media LLC pursuant to two separate 7% Promissory Notes.
Each Promissory Note is secured by assets of the entity.

     No cash distributions were made to Limited Partners in 1996, 1997 or 1998. Cash used in operating activities amounted to ($193,396), ($1,823,346), and ($393,615) in 1998, 1997, and 1996,
respectively.

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

     As discussed above, the Portfolio Investments will generally have an initial fixed term of seven years, with payments of interest only for an initial term of three to five years. Further, Portfolio Investments will be individually negotiated, non-registered for public trading, and will be subject to legal and contractual investment restrictions. Accordingly, Portfolio Investments will generally be considered non-liquid, and it is not contemplated that any capital gains from liquidation will be realized in the near future. In 1996, interest income increased as a result of Biopharmaceutics issuing a new debenture for payment of interest much of which was reserved in prior years. The increase in dividend income was represented by the issuance of common stock from Danzer for the accumulated dividends due on its preferred stock. At December 31, 1997, the Partnership had converted debt positions in Biopharmaceutics, Danzer, and IMG into equity. In 1998, $37,000 in loans were made to Sunrise, leaving the Partnership with only two debt positions: $150,000 in Danzer and $237,000 in Sunrise. These positions will not generate a substantial amount of interest income going forward. Moreover, both companies are currently in arrears, thereby causing the Managing General Partner to be uncertain whether these positions will provide the Partnership with any interest income in the future.

     Another possible source of available capital is debt.
However, the Registrant does not presently intend to make leveraged investments. Therefore, a lack of liquidity will generally only affect the ability to make new investments and make distributions to Limited Partners.

PAGE

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

     In 1998, the Partnership realized $583,188 in capital gains on the sale of its common stock and warrants of SanTi Group and a $1,025,196 loss on the sale of its position in Unico, Inc.

     The Partnership's ability to improve liquidity and make distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of capital gain from sale of equity securities resulting from debt conversion to equity.

      Because of the decrease in income and the additional follow-on investments in portfolio companies, the Partnership's liquidity has been substantially impaired. Accordingly, the Partnership has curtailed its distributions and has deferred payment of management fees owed to the Managing General Partner. Until such time as liquidity is improved from either the sale of investments or loan repayments, it is anticipated that distributions to Limited Partners will remain curtailed.

RESULTS OF OPERATIONS

1998 Compared to 1997

     During 1998, the Partnership made follow-on investments to existing Portfolio Investments in the aggregate amount of $116,000, and maintained its existing portfolio investment holdings with the exception that it did sell off shares and warrants of SanTi Group Inc. and exchanged its position in Unico Inc. for a position in Next Generation Media Corp. The Partnership realized a gain on the sale of its SanTi common stock and warrants of $583,188, a loss on the sale of its position in Unico, Inc. of $1,058,325, and a loss on its investment in Sunrise Media of $113,434. In addition, the Partnership placed a $407,637 valuation reserve on its entire investment in Sunrise Media. Interest and dividend income decreased to $36,132, primarily as a result of decreases in the amount of notes and convertible debentures outstanding.

     The estimated fair value of the Portfolio Investments as determined by the Managing General Partner, indicates unrealized depreciation on investments of $5,193,643 during 1998. Because of the inherent uncertainly of valuations, the estimated fair value as determined by the Managing General Partner and approved by the Independent General Partners may vary significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     General and administrative expense decreased in 1998 to $326,919 primarily as a result of decrease outside legal cost and PAGE related contract services, management fees, and travel. The
Managing General Partner incurred approximately $50,000 of administrative expenses in 1998 for the Partnership.

     Management fees to the Managing General Partner for 1998 were $114,894. No distributions were declared or made to the Limited or General Partners.

1997 Compared to 1996

     During 1997, the Partnership made follow-on investments to existing Portfolio Investments in the aggregate amount of $707,697 including advances to Sunrise, and with the exception of the sale of MaxServ and Biopharmaceutics, Inc. shares, essentially maintained its existing Portfolio Investments. Interest Income decreased to $183,416 in 1997 from $341,446 in 1996, primarily as a result of Biopharmaceutics, Inc. debentures and interest due being converted to common stock.

     The estimated fair value of the Portfolio Investment, as determined by the Managing General Partner, indicates unrealized depreciation on investments of $2,849,578 in 1997 compared to $3,991,617 of unrealized appreciation in 1996. Because of the inherent uncertainty of valuations, the estimated Fair Value as determined by the Managing General Partner and approved by the Independent General Partners may vary significantly from the values that would have been used, had a ready market for the securities existed, and the differences could be material.

     After reviewing International Movie Group's final plan of reorganization, the Independent General Partners and the Managing General Partner realized a $750,000 loss, bringing the carrying value of the Partnership's position in the Company's common stock to $750,000 as of December 31, 1997. The Partnership's portion of the loss in Sunrise Media in 1997 was $383,085 compared to $27,850 in 1996.

     General and administrative expense increased in 1997 to $731,892 primarily as a result of increased outside legal cost and related contract services and travel. The Managing General Partner incurred approximately $45,000 of administrative expenses in 1997 for the Partnership. In 1996, the lack of liquidity resulted in accounts payable to the Managing General Partner of $834,071 as of December 31, 1996. The Partnership realized gains from the sale of stock in MaxServ, Inc. and Biopharmaceutics, Inc., allowing payment of a large portion of this payable to the Managing General Partner.

     Management fees to the Managing General Partner for 1997 were $228,363 compared to $193,491 in 1996. No distributions were declared or made to the Limited or General Partners in 1997 or 1996.

YEAR 2000

     Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Managing General Partner has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major PAGE service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     The Partnership is subject to financial market risks such as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

     A portion of the Partnership's portfolio consists of debt and equity investments in a private company. The Partnership would anticipate no impact on this investment from modest changes in public market equity prices. However, should significant changes in market prices occur, there could be a longer-term effect on valuations of private companies which could affect the carrying value and the amount and timing of proceeds realized on this investment.

     A significant portion of the Partnership's investment portfolio consists of common stocks, and in one case warrants to purchase common stock, in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in the prices of these equities would result in a similar percentage change in the fair value of the Partnership's investment in those securities.

Item 8.  Financial Statements and Supplementary Data.

     For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                       Part III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Limited Partners to be held on May 14, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors and Executive Officers of the Registrant

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

Reports on Form 8-K

     The Registrant did not file a report on Form 8-K during the fourth quarter of 1998.

Exhibits

     3.1 Renaissance Capital Partners, Ltd. Restated Articles of
Limited Partnership dated as of March 31, 1990 (1)

     10.1 Investment Advisory Agreement, as of May 30, 1990, as amended and restated on March 19, 1991 and March 7, 1994 (1)(2)
PAGE

     (1) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1990 filed with the Securities and Exchange Commission.

     (2) Incorporated by reference from the Registrant's 1998 Proxy to be filed with the Securities and Exchange Commission on or around April 16, 1999.

                      Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1999
                        Renaissance Capital Partners, Ltd.
                                  (Registrant)

                        By: Renaissance Capital Group, Inc.
                        Managing General Partner

                        By:         /S/
                           -------------------------
                        Russell Cleveland, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated
Signatures.

Signatures          Capacity in Which Signed         Date

       /S/
-----------------
Russell Cleveland   Chairman, President & Director   March 31, 1999
                    of the Managing General Partner
                    of the Registrant (Principal
                    Executive Officer and Principal
                    Operating Officer)
      /S/
-----------------
Barbe Butschek      Senior Vice President,           March 31, 1999
                    Secretary and Treasurer and
                    Chief Financial Officer
      /S/
-----------------
Ernest C. Hill      Independent General Partner      March 31, 1999

      /S/
-----------------
Don M. Patterson    Independent General Partner      March 31, 1999
PAGE

            INDEX TO FINANCIAL STATEMENTS

                                                   Page

Independent Auditors' Report                        F-2

Statements of Assets, Liabilities and
Partners' Equity, December 31, 1998 and 1997        F-3

Statements of Investments-
December 31, 1998 and 1997                    F-4 through F-5

Statements of Operations-Years ended
December 31, 1998, 1997, and 1996                   F-6

Statements of Partner's Equity-Years ended
December 31, 1998, 1997, and 1996                   F-7

Statements of Cash Flows-Years ended
December 31, 1998, 1997, and 1996                   F-9

Notes to Financial Statements                 F-10 through F-15


















PAGE

             Independent Auditors' Report



The Partners
Renaissance Capital Partners, Ltd.:

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners, Ltd., (a Texas Limited Partnership) including the statements of investments, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998 and 1997, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   KPMG  LLP

Dallas, Texas
February 12, 1999
PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

Statements of Assets, Liabilities and Partners' Equity

              December 31, 1998 and 1997

                                      1998              1997
         Assets
Cash and cash equivalents         $   924,786           652,529
Investment in Sunrise Media
 LLC (note 4)                       1,152,674         1,636,745
Investments at fair value, cost
 of $5,658,903 in 1998 and
 $6,683,825 in 1997 (note 4)        1,636,807         7,855,372
Interest receivable                    28,093            35,957
Other assets                            2,594           105,474
                                   ----------        ----------
                                   $3,744,954        10,286,077
                                   ==========        ==========
Liabilities and Partners' Equity

Liabilities:
  Accounts payable                 $    9,201            11,872
  Accounts payable - affiliate
   (note 3)                            49,473            60,833
                                   ----------        ----------
       Total liabilities               58,674            72,705
                                   ----------        ----------
Partners' equity (note 5):
  General partner                           -             1,185
  Limited partners (128.36 units
   outstanding in 1998 and 128.86
   in 1997)                         3,686,280        10,212,187
                                   ----------        ----------
       Total partners' equity       3,686,280        10,213,372

Commitments and contingencies
 (notes 3 and 4)                   ----------        ----------
                                   $3,744,954        10,286,077
                                   ==========        ==========
Limited partners' equity per
 limited partnership unit          $   28,718            79,250
                                   ==========        ==========

See accompanying notes to financial statements.

PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Investments

              December 31, 1998 and 1997

                                               1998
                          ---------------------------------------
                           Principal
                           Balance /
                            Shares           Cost         Value
                           ---------     -----------   ----------
Eligible Portfolio
 Investments (1):

  Notes Receivable -

   Danzer Corporation
    (formerly Global
    Environmental
    Corporation) - air
    pollution control
    equipment:
     10% note receivable
     due September 30,
     1998 (2)             $  150,000      $  150,000      150,000
                                          ----------   ----------
  Common Stock, Preferred
   Stock and Options:

    Danzer Corporation
     (formerly Global
     Environmental
     Corporation) - air
     pollution control
     equipment:
      Common shares       10,043,792       2,510,948      894,902

    Lion's Gate Entertain-
     ment Corporation -
     independent film
     distributor:
      Common shares           73,125         733,313      226,231

    Next Generation Media
     Corporation - coopera-
     tive direct mail
     advertising:
      Series A convertible
       preferred stock       155,096         775,485            -
      Options                103,398             500            -
                                           ---------    ---------
                                           4,020,246    1,121,133
                                           ---------    ---------
    (1)  Valued at fair value as determined by the General
Partners (note 4).
(2)  Note receivable delinquent as of December 31, 1998.
/TABLE> <PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Investments

              December 31, 1998 and 1997

                                           1998
                         --------------------------------------
                          Principal
                          Balance /
                           Shares          Cost         Value
                          ---------    ----------    ----------
Other Portfolio Invest-
 ments (1):

  Biopharmaceutics, Inc. -
   pharmaceuticals:
    Common shares         2,736,063     1,488,657        365,674
                                       ----------     ----------
                                       $5,658,903     $1,636,807
                                       ==========     ==========

(1)  Valued at fair value as determined by the General Partners
(note 4).
(2)  Note receivable delinquent as of December 31, 1998.

PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Investments

              December 31, 1998 and 1997

                                               1997
                            ---------------------------------------
                             Principal
                             Balance /
                              Shares           Cost         Value
                             ---------      ----------   ----------
Eligible Portfolio
 Investments (1):

  Notes Receivable -

   Danzer Corporation
    (formerly Global
    Environmental
    Corporation) - air
    pollution control
    equipment:
     10% note receivable
     due September 30,
     1998                   $   71,000     $   71,000        71,000

   UNICO, Inc.   coopera-
    tive direct mailing
    advertising (2):
     10% note receivable
      due on various dates  $  224,000        224,000       224,000
     9.25% note receivable
      due Dec. 15, 1998     $   50,000         50,000        50,000
                                           ----------    ----------
                                              345,000       345,000
                                           ----------    ----------
  Common and Preferred
   Stock:

    Danzer Corporation
     (formerly Global
     Environmental
     Corporation) - air
     pollution control
     equipment:
      Common shares         10,043,792      2,510,948     1,462,061

    International Movie
     Group, Inc. - inde-
     pendent film
     distributor:
      Common shares            398,875        750,000       750,000

(1)  Valued at fair value as determined by the General Partners
(note 4).
(2) Interest payments under the terms of the notes receivable are delinquent as of December 31, 1997.


          RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Investments

              December 31, 1998 and 1997

                                                1997
                              Principal
                              Balance /
                                Shares          Cost         Value
Eligible Portfolio
 Investments (1):

  Notes Receivable -

   UNICO, Inc. - coopera-
    tive direct mail
    advertising:
     Series C convertible
     preferred shares          1,589,220   1,589,220         526,000
                                           ---------       ---------
                                           4,850,168       2,738,061
                                           ---------       ---------
Other Portfolio Invest-
 ments (1):

   Biopharmaceutics, Inc.
    - pharmaceuticals:
     Common shares             2,736,063   1,488,657       4,772,311
                                           ---------       ---------
                                          $6,683,825      $7,855,372
                                           =========       =========

(1)  Valued at fair value as determined by the General Partners
(note 4).
(2) Interest payments under the terms of the notes receivable are delinquent as of December 31, 1997.
See accompanying notes to financial statements.

PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

               Statements of Operations

     Years ended December 31, 1998, 1997 and 1996


                               1998          1997           1996
                               ----          ----           ----
Income:
  Interest                $    12,698       183,416      341,446
  Dividends                    24,112        14,192      352,690
                           ----------    ----------   ----------
                               36,810       197,608      694,136
                           ----------    ----------   ----------
Expenses (note 3):
  General and
   administrative             214,181       731,892      408,654
  Management fees             112,738       228,363      193,491
                           ----------    ----------   ----------
                              326,919       960,255      602,145
                           ----------    ----------   ----------
    Operating income
     (loss)                  (290,109)     (762,647)      91,991
                           ----------    ----------   ----------
Investment income (loss)
 (note 4):
  Loss from investment in
   Sunrise Media LLC         (113,434)     (383,085)     (27,850)
  Net unrealized
   appreciation (deprec-
   iation) on investments  (5,601,280)   (2,849,578)   3,991,617
  Net realized gain (loss)
   on investments            (483,570)    2,018,100   (1,791,014)
                           ----------    ----------   ----------
    Investment income
     (loss)                (6,198,284)   (1,214,563)   2,172,753
                           ----------    ----------   ----------
    Net income (loss)     $(6,488,393)   (1,977,210)   2,264,744
                           ==========    ==========   ==========
Limited Partners' share of
 net income (loss) of
 $(50,488.04), $(14,975.61)
 and $17,399.48 per unit
 for 1998, 1997 and 1996,
 respectively             $(6,487,208)   (1,929,757)   2,242,097
General Partner's share
 of  net income (loss)         (1,185)      (47,453)      22,647
                           ----------    ----------   ----------
    Net income (loss)     $(6,488,393)   (1,977,210)   2,264,744
                           ==========    ==========   ==========

See accompanying notes to financial statements.
/TABLE> <PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

            Statements of Partners' Equity

     Years ended December 31, 1998, 1997 and 1996

                              General     Limited
                              Partner    Partners        Total
Balance, December 31, 1995     $ 25,991   9,899,847     9,925,838

    Net income                   22,647   2,242,097     2,264,744
                                -------  ----------    ----------
Balance, December 31, 1996       48,638  12,141,944    12,190,582

    Net loss                    (47,453) (1,929,757)   (1,977,210)
                                -------  ----------    ----------
Balance, December 31, 1997        1,185  10,212,187    10,213,372

    Net loss                     (1,185) (6,487,208)   (6,488,393)

    Repurchase of units
     (note 5)                         -     (38,699)      (38,699)
                                -------  ----------    ----------
Balance, December 31, 1998     $      -   3,686,280     3,686,280
                                =======  ==========    ==========


See accompanying notes to financial statements.

PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

               Statements of Cash Flows

     Years ended December 31, 1998, 1997 and 1996

                                1998         1997         1996
                                ----         ----         ----
Cash flows from operating
 activities:

 Net income (loss)         $(6,488,393)  (1,977,210)    2,264,744
 Adjustments to re-
  concile net income
  (loss) to net cash
  used in operating
  activities:
   Net unrealized (appre-
    ciation) deprecia-
    tion on investments      5,601,280    2,849,578    (3,991,617)
   Loss from investment
    in Sunrise Media LLC       113,434      383,085        27,850
   Net realized (gain)
    loss on investments        483,570  ( 2,018,100)    1,791,014
   Decrease (increase) in
    interest receivable          7,864     (143,297)     (700,410)
   Decrease (increase) in
    other assets               102,880     (104,409)       (1,065)
   Increase (decrease) in
    accounts payable            (2,671)     (39,755)       51,627
   Increase (decrease) in
    accounts payable -
    affiliate                  (11,360)    (773,238)      164,242
                             ---------    ---------     ---------
     Net cash used in
      operating
      activities              (193,396)  (1,823,346)     (393,615)
                             ---------    ---------     ---------
Cash flows from invest-
 ing activities:
  Contribution/advance to
   Sunrise Media LLC           (37,000)    (262,697)      (34,983)
   Proceeds from sale of
    investments                620,352    3,126,849       735,747
   Purchase/funding of
    investments                (79,000)    (445,000)     (253,249)
                             ---------    ---------     ---------
     Net cash provided
      by investing
      activities               504,352    2,419,152       447,515
                             ---------    ---------     ---------
Cash flows from financing
 activities: - repurchase
 of limited partner units      (38,699)           -             -
                             ---------    ---------     ---------

PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

               Statements of Cash Flows

     Years ended December 31, 1998, 1997 and 1996

                                1998         1997          1996
                                ----         ----          ----

Net increase in cash
 and cash equivalents          272,257      595,806       53,900
Cash and cash equiva-
 lents at the beginning
 of the year                   652,529       56,723        2,823
                             ---------    ---------    ---------
Cash and cash equiva-
 lents at the end of
 the year                   $  924,786      652,529       56,723
                             =========    =========    =========

Noncash investing and financing transactions:

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

        December 31, 1998, 1997 and 1996

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

     The Partnership is scheduled to terminate upon liquidation of all of its investments, but no later than June 14, 1999, subject to the right of the Managing General Partner with the concurrence of at least one of the two independent general partners (the "Independent General Partners") to extend the term for up to two additional one-year periods if they determine that such extension is in the best interests of the Partnership. However, as of December 31, 1998, in accordance with the original terms of the partnership agreement, the Managing General Partner intends to begin winding down the Partnership to termination during 1999.

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



                                                 (Continued)

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

     (c)  Net Income (Loss) per Limited Partnership Unit

          Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership Units outstanding during the year
          (128.49 in 1998 and 128.86 units 1997 and 1996).

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

        The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions at the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of Total Assets, as defined in the Partnership
        Agreement. For the years ended December 31, 1998, 1997 and 1996, the Partnership incurred $114,894, $228,363, and $193,491, respectively, for such management fees. For the years ended December 31,
                                              (Continued) PAGE

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

        1998, 1997 and 1996, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. If the Managing General Partner had elected to calculate the quarterly fee solely based on Total
        Assets, the fee would have been approximately
        $234,000 greater than the cumulative fee charged.


        During 1998, 1997 and 1996, the Managing General
        Partner incurred approximately $50,000, $45,000, and $403,000, respectively, of administrative expenses on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations. The Partnership reimbursed approximately $52,000, $290,000, and $239,000, to the Managing General Partner during 1998, 1997 and
        1996, respectively. Accordingly, the unreimbursed amounts included in accounts payable - affiliate in the accompanying statements of assets, liabilities and partners' equity as of December 31, 1998 and 1997, were approximately $7,000 and $9,000, respectively.

    Each of the Independent General Partners receives a quarterly fee of $6,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

(4) Investments

    The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity as of December 31, 1998 and 1997, at quoted market or fair value, as determined in good faith by the Managing General Partner and approved by the Independent General Partners.

    The Partnership Agreement and the original offering document specify that securities held by the Partnership shall be valued as follows:
                                                  (Continued)
      PAGE

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

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

       Initially the investments were primarily in nonpublicly-traded convertible debentures, and other restricted securities. Therefore, market quotations will not always be available for investment valuation. In such cases, the securities will be valued by the Managing General
       Partner at fair value pursuant to the following standards:

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

       The Managing General Partner, subject to the approval and supervision of the Independent General
       Partners, will be responsible for determining fair value. In the event that the Independent General
       Partners do not agree with the valuations established by the Managing General Partner, they
                                               (Continued)
      PAGE

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

       may retain independent firms to review the Managing
       General Partner's methodology of valuation or to conduct a valuation, and such appraisal shall be binding on the Partnership.

    As of December 31, 1998 and 1997, the Partnership held
    Eligible Portfolio Investments with a market or fair value, as determined in good faith by the Managing
    General Partner and approved by the Independent General
    Partners, of $1,271,133 and $3,083,061, respectively.
    Such values were determined using the methodology noted above. The valuation methods, approved by the Independent General Partners, specifically include the following:

       Original cost
       Quoted market value
       The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock
       Original cost less a valuation reserve for collectibility concerns

    In addition to the Eligible Portfolio Companies, the Partnership has invested in other investments that do not meet the Eligible Portfolio Company provisions of the 1940 Act. The investment in Biopharmaceutics, Inc. is $365,675 for 2,736,063 shares of common stock as of December 31, 1998 and $4,772,311 for 2,736,063 shares of common stock as of December 31, 1997. The common stock has been valued by the General Partners at quoted market value less estimated costs to sell the common stock. Biopharmaceutics, Inc. is not considered an Eligible Portfolio Company due to the fact that Biopharmaceutics, Inc. common stock was traded on a national exchange when the Partnership investment was originally made.

    During 1996, the Partnership wrote off its entire investment in CEL Communications, Inc. (CEL). The Partnership foreclosed on assets of CEL valued initially at $1,750,000 which are included in the investment in Sunrise Media LLC (a conduit to hold the foreclosed assets of CEL) in the accompanying financial statements. The Partnership realized a loss of approximately $700,000 as a result of the write-off of CEL in 1996. In 1998, 1997, and 1996 the Partnership incurred losses of $113,434, $383,085, and $27,850 respectively, from its investment in Sunrise Media LLC (Sunrise), which are included in the accompanying statements of operations. Included in net unrealized depreciation on investments in the accompanying statements of operations in 1998 is
                                                   (Continued)
      PAGE

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

    an additional $407,637 allowance on the Partnership's investment in Sunrise. In addition the Partnership's investment in Sunrise includes approximately $370,000 of advances for operations through December 31, 1998. Advances totaling approximately $237,000 were made under 7% notes due in April and July 1999. Certain of these notes are delinquent at December 31, 1998.

    During 1997, the Partnership exchanged its convertible debenture in International Movie Group, Inc. (IMG) for common stock of IMG. Such exchange resulted in the Partnership owning 398,875 shares of common stock in IMG which was being reorganized under federal bankruptcy rules. This exchange and corresponding basis change resulted in the Partnership realizing a loss of approximately $750,000 in 1997 on IMG.
    In 1998 IMG merged with Lion's Gate Entertainment Corporation (Lion's Gate) resulting in the Partnership owning 73,125 common shares of Lion's Gate as of December 31, 1998.

    During 1996, the Partnership wrote off its entire investment in Microlytics, Inc. During 1998, Microlytics, Inc. merged with SanTi Group, Inc. (SanTi) and the Partnership converted its investment into 46,655 shares of common stock and 23,328 warrants to purchase shares of SanTi. Upon conversion, the Partnership sold its common stock and warrants realizing a gain of $583,188.

    The financial statements include investments valued at $2,789,481 (74% of total assets) and $9,492,117 (92% of total assets) as of December 31, 1998 and 1997, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

    As of December 31, 1998 and 1997, the net unrealized appreciation (depreciation) associated with investments held by the Partnership was $(4,429,733) (including a $407,637 allowance on the Partnership's investment in Sunrise) and $1,171,547, respectively.

(5) Partners' Equity

    Pursuant to the terms of the Partnership Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined in the Partnership Agreement, are allocated 1% to the Managing General Partner and 99% to the Limited Partners, except prior to the initial closing date when all items were allocated 99% to the Managing General Partner and 1% to the Initial Limited
                                                      (Continued) PAGE

       RENAISSANCE CAPITAL PARTNERS, LTD.

          Notes to Financial Statements

        December 31, 1998, 1997 and 1996

    Partner. To the extent that allocation of losses create a negative capital balance in either the Managing General Partner's or the Limited Partners' capital accounts, losses shall be allocated as described herein until such capital account is $0. The remaining loss is allocated to the capital account with a positive capital balance.

    All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment (defined under the 1940 Act), are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. As of December 31, 1997 and 1996, the net unrealized depreciation was allocated 99% to the Limited Partners. If investments in convertible debentures and other investments had been disposed of at their fair values, as determined by the Managing General Partner and approved by the Independent General Partners, under the terms of the Partnership Agreement and Investment Advisory Agreement, there would have been no additional allocation available to the Managing General Partner under these terms as of December 31, 1998, 1997 and 1996.

    Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1998, 1997 and 1996, the distributions to the limited partners were discontinued. In addition, the Partnership has not paid management fees or reimbursed the Managing General Partner for all expenses incurred on its behalf for 1998, 1997 and 1996 (see note 3). As the Partnership's investments are liquidated or other cash resources are obtained, the Partnership expects to reinstate such payments in whole or in part based upon Capital Transactions and the cash resources available. In addition, the Managing General Partner has the discretion to discontinue payment of the management fees or expense reimbursements if cash resources are further limited.

    During 1998, $38,699 was paid out to a limited partner in exchange for .50 units, which have been retired.