Form 10-Q
period 1999-03-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 1999-05-13
CIK 855567

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549

                       FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 1999

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

            Yes      X         No
                   _____     _____

             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           RENAISSANCE CAPITAL PARTNERS, LTD.

         Statements of Assets, Liabilities and
                   Partners' Equity

    Assets                                 December 31, 1998  March 31, 1999
                                                                (Unaudited)
Cash and cash equivalents                     $   924,786       $   643,630
Investment in Sunrise Media LLC                 1,152,674         1,078,362
Investments at market value, cost of
 $5,658,903 and $5,858,903 at December
 31, 1998 and March 31, 1999
 respectively                                   1,636,807         2,187,954
Interest and fees receivable                       28,093            35,759
Other assets                                        2,594             1,639
                                               ----------        ----------
                                               $3,744,954        $3,947,344
                                               ==========        ==========
   Liabilities and Partners' Equity

Accounts payable - trade                       $    9,201        $    1,000
Accounts payable - related party                   49,473            22,595
                                               ----------        ----------
    Total liabilities                              58,674            23,595
                                               ----------        ----------
Partners' equity:
  General partner                                     -0-               -0-
  Limited partners: 128.36 units outstanding    3,686,280         3,923,749
                                               ----------        ----------
    Total partners' equity                      3,686,280         3,923,749
                                               ----------        ----------
                                               $3,744,954        $3,947,344
                                               ==========        ==========
Limited partners' equity per limited
 partnership unit                              $   28,718        $   30,568
                                               ==========        ==========

See accompanying notes to financial statements.

              RENAISSANCE CAPITAL PARTNERS, LTD.

                  Statements of Operations

                        (Unaudited)

                                              Three Months Ended March  31,
                                                    1998         1999
Income:
 Interest                                      $    12,472    $   7,430
 Dividends                                           7,087        4,769
 Other investment income                               -0-          -0-
                                               -----------    ---------
   Total income                                     19,559       12,199
                                               -----------    ---------
Expenses:
 General and administrative                         70,752       31,847
 Management fees                                    42,662       19,717
                                               -----------    ---------
   Total expenses                                  113,414       51,564
                                               -----------    ---------
   Investment loss net                             (93,855)     (39,365)

   Loss from investment in
    Sunrise Media LLC                              (49,553)     (74,313)

   Net realized gain (loss)
    on investments                                     -0-          -0-

   Net unrealized gain (loss)
    on investments                              (1,541,609)     351,147
                                               -----------     --------
   Net income (loss) resulting from
    operations                                 $(1,685,017)    $237,469
                                               ===========     ========
   Net income (loss) per limited
    partnership unit                           $   (12,996)    $  1,850
                                               ===========     ========
   Weighted average limited
    partnership units                               128.86       128.36
                                                    ======       ======

See accompanying notes to financial statements.

             RENAISSANCE CAPITAL PARTNERS, LTD.

               Statement of Partners' Equity

                                     General      Limited
                                     Partner     Partners         Total
Balance, December 31, 1998            $ -0-     $3,686,280     $3,686,280

Net income (unaudited)                  -0-        237,469        237,469
                                      -----     ----------     ----------
Balance, March 31, 1999-(unaudited)   $ -0-     $3,923,749     $3,923,749

See accompanying notes to financial statements.

             RENAISSANCE CAPITAL PARTNERS, LTD.

                  Statement of Cash Flows

                        (Unaudited)

                                                Three Months Ended March 31,
                                                     1998            1999
Cash flows from operating activities:
   Net income (loss)                             $(1,685,017)      $237,469

   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Loss from Sunrise Media LLC                      49,553         74,313
     Unrealized (gain) loss on investments         1,541,609       (351,147)
     (Increase) decrease in:
       Accounts receivable                           (12,709)        (7,666)
       Other assets                                  104,408            955
     Increase (decrease) in:
       Accounts payable                               76,782        (35,080)
                                                 -----------       --------
     Net cash flows from operating activities         74,626        (81,156)
                                                 -----------       --------
Cash flows from investing activities:
   Purchase of investments                           (79,000)      (200,000)
   Proceeds from sale of securities                      -0-            -0-
                                                 -----------       --------
     Net cash used by investing activities           (79,000)      (200,000)
                                                 -----------       --------
Cash flows from financing activities:
   Liquidation of partners interests                 (38,698)           -0-
                                                 -----------       --------
Net increase (decrease) in cash                      (43,072)      (281,156)

Cash and cash equivalents at beginning of
 period                                              652,529        924,786
                                                 -----------       --------
Cash and cash equivalents at end of period       $   609,457       $643,630
                                                 ===========       ========

See accompanying notes to financial statements.

           RENAISSANCE CAPITAL PARTNERS, LTD.
             Notes to Financial Statements
                     March 31, 1999

1. Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.
   The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 1999, subject to the right of the Independent
   General Partners to extend the term for up to two additional one-year periods if they determine that such extension is in the best interest of the Partnership. The Independent General Partners have already elected to exercise one of three extension periods available to them. The Partnership has begun liquidation of its investments.

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

   C. Valuation of Investments - The valuation of investments in debentures and preferred stock which are convertible into unregistered securities is based upon the bid price of the underlying securities obtained through normal market systems less a discount for selling and registration costs. For those investments not having an established market, the valuation is at the Partnership's costs for the first six months after closing and will be redetermined by the General Partners subsequent to that time period.

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $7,430, and none was determined to be uncollectible and charged against the income. At March 31, 1999, two companies had debt obligations to the Partnership: Danzer Corporation owed $150,000 pursuant to a 10% Promissory Note and Sunrise Media LLC owed $237,000 to the Partnership pursuant to three separate Promissory Notes. The Danzer note was converted to common stock subsequent to March 31, 1999, and Sunrise was in default on $210,000 of its debt obligations to the Partnership. Due to the problems present at Sunrise, the Partnership may not accrue any interest income going forward.

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

3. Basis of Presentation

   The accompanying financial statements have been prepared without audit, in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. All material adjustments, consisting only of those of a normal recurring nature, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods have been made.
PAGE

           RENAISSANCE CAPITAL PARTNERS, LTD.
       Notes to Financial Statements (Continued)
                     March 31, 1999

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

   The financial statements include investments valued at $2,789,481 (74% of total assets) and $3,266,316 (83% of total assets) as of December 31, 1998 and March 31, 1999, respectively, which values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
PAGE

           RENAISSANCE CAPITAL PARTNERS, LTD.
       Notes to Financial Statements (Continued)
                     March 31, 1999

                                                     CONVERSION
                                                         or
                                           COST      FACE VALUE    FAIR VALUE
Biopharmaceutics, Inc.
Common Stock                            $1,688,657   $ 1,000,265    $ 925,817

Danzer Corporation
Common Stock                             2,510,948       853,722      845,185
Note                                       150,000       150,000      150,000

Lion's Gate Entertainment Corp.
Common Stock                               733,313       269,648      266,952

Next Generation Media Corp.
Preferred Stock                            775,485       775,485          -0-
Warrants                                       500           500          -0-
                                        ----------    ----------   ----------
Subtotal:                                5,858,903     3,049,620    2,187,954

OTHER INVESTMENTS

Sunrise Media, LLC
Equity Investment                        1,248,997     1,248,997      941,362
Promissory Notes                           237,000       237,000      137,000
                                        ----------    ----------   ----------
                                        $7,344,900    $4,535,617   $3,266,316
                                        ==========    ==========   ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.
/FN>          <PAGE

          RENAISSANCE CAPITAL PARTNERS, LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

(1)  Material Changes in Financial Condition

     During the quarter ended March 31, 1999, the Partnership's net income from operations was $237,469, and the total Partners' Equity account increased by a like amount. This gain resulted from an unrealized gain on investments of $351,147 which exceeded the Partnership's net investment loss of $39,365, as well as the Partnership's $74,313 loss from its investment in Sunrise Media LLC. The increase in the total Partners' Equity account is primarily attributable to an increase in the market value of the common stock of Biopharmaceutics.

     The following portfolio transactions are noted for the quarter ended March 31, 1999 (portfolio companies are herein referred to as the "Company"):

     Biopharmaceutics, Inc. (BOPM) In February, 1999, the Partnership invested an additional $200,000 into shares of the Company's common stock at a price of $0.18 per share. The additional investment was part of a $1,000,000 equity private placement by the Company, and will be used as working capital to support the Company's remaining product line in the feminine hygiene area. The stock is restricted from transfer pursuant to Rule 144 of the Securities Exchange Act of 1934.

     Danzer Corporation (aka Global Environmental Corp.) (GLEN) In the first quarter, the Partnership agreed to convert the entire principal balance of its $150,000 Promissory Note, together with $17,531.78 in accrued and unpaid interest owed by the Company pursuant to the note into the Company's common stock at $0.10 per share, which will give the Partnership a total ownership of 11,719,110 shares. Following the debt conversion, the Partnership will own over 65% of the Company's outstanding common stock.

     Subsequent to March 31, 1999, the Partnership agreed to advance up to $57,966 to the Company on an "as needed" basis. On April 21, 1999, the Partnership advanced $25,000 pursuant to the agreement, which has been secured by a $57,966 Promissory Note bearing interest at 13%. Interest payments are due August 15, 1999 and November 15, 1999, and all principal and unpaid interest is due in full on or before December 31, 1999. All advances made under the note have been made in concert with an agreement (the "Mortgage") by the holders of a Master Note ("Holders") between Duncan-Smith Trustee ("DST") and Danzer Industries, Inc. , the Company's wholly owned and operating subsidiary ("DII"), in which Holders and DST agree to defer receipt of the principal portion of quarterly payment due Holders and DST from DII for the quarters ended February 15, 1999 and May 15, 1999, which receipts in total equal $57,966. Assuming that the amounts advanced by the Company and DII pursuant to the Partnership's note equal the deferred principal payments of Holders and DST, then as excess cash flow is available by the Company and DII to repay the deferred principal on the Partnership's note, it would be done on an equal basis. In the event the Company and DII do not utilize all the potential funding from the Partnership, then Holders and DST would receive 100% of all excess cash flow until the deferred principal amounts equal advances by the Partnership pursuant to the Partnership's Note, and thereafter payment would be on an equal basis.

    Contrary to statements made in the Partnership's 10-K Filing for the period ended December 31, 1998, the $57,966 promissory note is not secured by the assets of the Company.

    Sunrise Media, LLC (Private) At March 31, 1999, the Company was in default on the $200,000 Promissory Note and the $10,000 Promissory Note. All principal and unpaid interest came due at April 15, 1999 on the $200,000 Note and at April 16, 1999 on the $10,000 Note. To date, the Partnership has not received any payments pursuant to either obligation.

(2) Material Changes in Operations

    During the quarter ended March 31, 1999, the Partnership experienced a net gain of $237,469. This gain resulted from a net investment loss of $39,365, a loss from the Partnership's investment in Sunrise Media LLC of $74,313 and an unrealized gain on investments of $351,147. Interest income has decreased $5,042 for the three months ended March 31, 1999 when compared to the same period last year. General and administrative expenses decreased to $51,564 for the three month period ended March 31, 1999, primarily because of a decrease in legal fees and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

    In addition to the proceeds raised in the Partnership's initial private placement, the Partnership's historical sources of available capital for investment have been interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, director fees paid by Portfolio Companies to the Partnership's director designees, and gains from capital transactions. Because the Partnership is liquidating, however, historical sources of capital, including transactional and director fees, will probably not be available, leaving gains from capital transactions and portfolio turnover as the primary sources of capital.

    Over the last year or two, income received has primarily come from interest income on Portfolio Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. The Partnership has converted, or, where appropriate, is in the process of converting, its remaining debt positions into equity securities of portfolio companies. Future income will primarily be dependent upon the sale of these stocks or dividends received, when such are declared and paid by Portfolio companies. In addition, the Partnership is not actively considering additional Portfolio Investments. Therefore, no significant further income from closing and commitment fees is anticipated.

    At March 31, 1999, the only debt securities held by the Partnership are the notes held in Danzer Corporation and Sunrise Media, LLC. The Danzer note was converted to common stock at $0.10 per share subsequent to March 31, 1999, and Sunrise was in default on $210,000 of its debt obligations. The Preferred Stock in Next Generation Media Corporation has a dividend right, but might not generate consistent dividend income, as it is unclear at this time whether the Company has enough cash flow to satisfy the dividend obligation on a continuing basis. The Managing General Partner is uncertain whether any of these positions will provide the Partnership with any interest or dividend income going forward.

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

          RENAISSANCE CAPITAL PARTNERS, LTD.

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


                                   RENAISSANCE CAPITAL PARTNERS, LTD.

                                   By  RENAISSANCE CAPITAL GROUP, INC.
                                            Managing General Partner


May 13, 1999               By                   /S/
                              ________________________________________________
                                       Russell Cleveland, President

May 13, 1999               By                   /S/
                              ________________________________________________
                                  Barbe Butschek, Chief Financial Officer