Form 10-Q
period 1999-06-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1999-08-12
CIK 855567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended June 30, 1999

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

                 Yes      X         No
                       ______    ______

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Assets, Liabilities and
                        Partners' Equity

       Assets                              December 31, 1998    June 30, 1999
                                                                 (Unaudited)
                                           -----------------    -------------
Cash and cash equivalents                     $   924,786        $   584,277
Investment in Sunrise Media LLC                 1,152,674          1,037,739
Investments at market value, cost of
 $5,658,903 and $5,901,434 at December
 31, 1998 and June 30, 1999 respectively        1,636,807          1,794,934
Interest and fees receivable                       28,093             22,766
Other assets                                        2,594                416
                                               ----------         ----------
                                               $3,744,954         $3,440,132
                                               ==========         ==========
   Liabilities and Partners' Equity

Accounts payable - trade                       $    9,201         $      -0-
Accounts payable - related party                   49,473             28,012
                                               ----------         ----------
    Total liabilities                              58,674             28,012
                                               ----------         ----------
Partners' equity:
 General partner                                     -0-                 -0-
 Limited partners: 128.36 units outstanding     3,686,280          3,412,120
                                               ----------         ----------
    Total partners' equity                      3,686,280          3,412,120
                                               ----------         ----------
                                               $3,744,954         $3,440,132
                                               ==========         ==========
Limited partners' equity per limited
 partnership unit                              $   28,718         $   26,582
                                               ==========         ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Operations

                                (Unaudited)

                        Three Months Ended June 30,  Six Months Ended June 30,
                            1998          1999           1998         1999
                        -----------    ---------     -----------   ---------
Income:

  Interest              $     7,397    $   4,538     $    19,869   $  11,968
  Dividends                   5,943        4,905          13,030       9,674
  Other investment
   income                       -0-          -0-             -0-         -0-
                        -----------    ---------     -----------   ---------
    Total income             13,340        9,443          32,899      21,642
                        -----------    ---------     -----------   ---------
Expenses:
  General and
   administrative            70,052       27,752         140,804      59,599
  Management fees            29,664       17,146          72,326      36,863
                        -----------    ---------     -----------   ---------
    Total expenses           99,716       44,898         213,130      96,462
                        -----------    ---------     -----------   ---------
    Investment loss
     net                    (86,376)     (35,455)       (180,231)    (74,820)

    Loss from investment
     in Sunrise Media
     LLC                    (58,593)     (40,623)       (108,145)   (114,936)

    Net realized gain
     (loss) on
     investments           (483,571)         -0-        (483,571)        -0-

    Net unrealized gain
     (loss) on
     investments         (1,957,934)    (435,551)     (3,499,544)    (84,404)
                        -----------    ---------     -----------   ---------
    Net income (loss)
     resulting from
     operations         $(2,586,474)   $(511,629)    $(4,271,491)  $(274,160)
                        ===========    =========     ===========   =========

   Net income (loss)
    per limited
    partnership unit    $   (20,150)   $  (3,986)    $   (33,213)  $  (2,136)
                        ===========    =========     ===========   =========

   Weighted average
    limited partner-
    ship units               128.36       128.36          128.61      128.36
                             ======       ======          ======      ======

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity


                                        General       Limited
                                        Partner      Partners        Total
                                       --------     ----------    ----------
Balance, December 31, 1998             $    -0-     $3,686,280    $3,686,280

Net income (unaudited)                      -0-       (274,160)     (274,160)
                                       --------     ----------    ----------
Balance, June 30, 1999-(unaudited)$         -0-     $3,412,120    $3,412,120
                                       ========     ==========    ==========

See accompanying notes to financial statements.                <PAGE
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                          Three Months Ended June 30, Six Months Ended June 30,
                             1998           1999         1998          1999
                          -----------    ---------    -----------   ---------
Cash flows from
 operating activities:
  Net income (loss)       $(2,586,474)   $(511,629)   $(4,271,491)  $(274,160)

  Adjustments to
   reconcile net
   income (loss) to
   net cash used in
   operating activities:
    Loss from Sunrise
     Media LLC                 58,593       40,623        108,145     114,936
    Unrealized (gain)
     loss on investments    1,957,934      435,551      3,499,544      84,404
    Realized loss on
     investments              483,571          -0-        483,571         -0-
    (Increase) decrease
     in:
      Accounts receivable      16,024       12,994          3,316       5,327
      Other assets                533        1,223        104,942       2,178
    Increase (decrease) in:
      Accounts payable       (108,759)       4,417        (31,976)    (30,662)
                           ----------    ---------    -----------   ---------
    Net cash flows from
     operating activities    (178,578)     (16,821)      (103,949)    (97,977)
                           ----------    ---------    -----------   ---------
Cash flows from investing
 activities:
  Purchase of investments     (10,000)     (42,532)       (89,000)   (242,532)
  Proceeds from sale of
   securities                 620,350          -0-        620,350         -0-
                           ----------    ---------    -----------   ---------
    Net cash used by
     investing activities     610,350      (42,532)       531,350    (242,532)
                           ----------    ---------    -----------   ---------
Cash flows from financing
 activities:
  Liquidation of partners
   interests                      -0-          -0-        (38,701)        -0-
                           ----------    ---------    -----------   ---------
 Net increase (decrease)
  in cash                     431,772      (59,353)       388,700    (340,509)

Cash and cash equivalents
 at beginning of period       609,457      643,630        652,529     924,786
                           ----------    ---------    -----------   ---------
Cash and cash equivalents
 at end of period          $1,041,229     $584,277     $1,041,229    $584,277
                           ==========     ========     ==========    ========

See accompanying notes to financial statements.
                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                            June 30, 1999

1. Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Partnership will terminate upon liquidation of all its investments, but no later than June 14, 2000, subject to the right of the Independent General Partners to extend the term for up to one additional one-year period if they determine that such extension is in the best interest of the Partnership. The Independent General Partners have already elected to exercise two of three extension periods available to them. The Partnership has begun liquidation of its investments.

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $4,538, and none was determined to be uncollectible and charged against the income. At June 30, 1999, two companies had debt obligations to the Partnership: Danzer Corporation owed $25,000 pursuant to a 13% Promissory Note and Sunrise Media LLC owed $237,000 to the Partnership pursuant to three separate Promissory Notes. Sunrise is in default on all of its debt obligations to the Partnership. Due to the problems present at Sunrise, the Partnership may not accrue any further interest income on these debt obligations.

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

                 RENAISSANCE CAPITAL PARTNERS, LTD.
              Notes to Financial Statements (Continued)
                            June 30, 1999

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

   The financial statements include investments valued at $2,789,481 (74% of total assets) and $2,832,673 (82% of total assets) as of December 31, 1998 and June 30, 1999, respectively, which values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.
                RENAISSANCE CAPITAL PARTNERS, LTD.
            Notes to Financial Statements (Continued)
                          June 30, 1999

                                                    CONVERSION
                                                        or
                                           COST     FACE VALUE   FAIR VALUE
Feminique Corporation
Common Stock                            $1,688,657   $  769,435   $  700,630

Danzer Corporation
Common Stock                             2,678,479      996,124      929,043
Note                                        25,000       25,000       25,000

Lion's Gate Entertainment Corp.
Common Stock                               733,313      141,680      140,261

Next Generation Media Corp.
Preferred Stock                            775,485      775,485         -0-
Warrants                                       500          500         -0-
                                        ----------   ----------   ----------
Subtotal:                                5,901,434    2,708,224    1,794,934

OTHER INVESTMENTS

Sunrise Media, LLC
Equity Investment                        1,208,374    1,208,374      900,739
Promissory Notes                           237,000      237,000      137,000
                                        ----------   ----------   ----------
                                        $7,346,808   $4,153,598   $2,832,673
                                        ==========   ==========   ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                 RENAISSANCE CAPITAL PARTNERS, LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

(1) Material Changes in Financial Condition

    During the quarter ended June 30, 1999, the Partnership's net loss from operations was $511,629, and the total Partners' Equity account decreased by a like amount. This loss resulted from an unrealized loss on investments of $435,551 and the Partnership's net investment loss of $35,455, as well as the Partnership's $40,623 loss from its investment in Sunrise Media LLC.

    The following portfolio transactions are noted for the quarter ended June 30, 1999 (portfolio companies are herein referred to as the "Company"):

    Feminique Corporation (FEMQ) In the quarter ended June 30, 1999, the Company changed its name from Biopharmaceutics, Inc. to Feminique Corporation.

    Danzer Corporation (aka Global Environmental Corp.) (GLEN) In the quarter ended June 30, 1999, the Partnership agreed to advance up to $57,966 to the Company on an "as needed" basis. On April 21, 1999, the Partnership advanced $25,000 pursuant to the agreement, which has been secured by a Promissory Note bearing interest at 13%. Interest payments are due August 15, 1999 and November 15, 1999, and all principal and unpaid interest is due in full on or before December 31, 1999. All advances made under the note have been made in concert with an agreement (the "Mortgage") by the holders of a Master Note ("Holders") between Duncan-Smith Trustee ("DST") and Danzer Industries, Inc. , the Company's wholly owned and operating subsidiary ("DII"), in which Holders and DST agree to defer receipt of the principal portion of quarterly payment due Holders and DST from DII for the quarters ended February 15, 1999 and May 15, 1999, which receipts in total equal $57,966. Assuming that the amounts advanced by the Company and DII pursuant to the Partnership's note equal the deferred principal payments of Holders and DST, then as excess cash flow is available by the Company and DII to repay the deferred principal on the Partnership's note, it would be done on an equal basis. In the event the Company and DII do not utilize all the potential funding from the Partnership, then Holders and DST would receive 100% of all excess cash flow until the deferred principal amounts equal advances by the Partnership pursuant to the Partnership's Note, and thereafter payment would be on an equal basis.

    Sunrise Media, LLC (Private) At June 30, 1999, the Company was in default on the $200,000 Promissory Note and the $10,000 Promissory Note, and subsequent
to June 30 the Company defaulted on the $27,000 Promissory Note.    All
principal and unpaid interest came due at April 15, 1999 on the $200,000 Note, at April 16, 1999 on the $10,000 Note, and at July 1, 1999 on the $27,000 Note. To date, the Partnership has not received any payments pursuant to any of its obligations.

(2) Material Changes in Operations

    During the quarter ended June 30, 1999, the Partnership experienced a net loss of $511,629. This loss resulted from a net investment loss of $35,455, a loss from the Partnership's investment in Sunrise Media LLC of $40,623 and an unrealized loss on investments of $435,551. Interest income has decreased $2,859 for the three months ended June 30, 1999 when compared to the same period last year. General and administrative expenses decreased to $27,752 for the three month period ended June 30, 1999, primarily because of a decrease in legal fees and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

    In addition to the proceeds raised in the Partnership's initial private placement, the Partnership's historical sources of available capital for investment have been interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, director fees paid by Portfolio Companies to the Partnership's director designees, and gains from capital transactions. Because the Partnership is liquidating, however, historical sources of capital, including transactional and director fees, will probably not be available, leaving gains from capital transactions and portfolio turnover as the primary sources of capital.
    Over the last year or two, income received has primarily come from interest income on Portfolio Convertible Debenture investments and upon the sale of common stock. In prior quarters, as investments were committed or closed, income from closing fees and commitment fees were also recorded. The Partnership has converted, or, where appropriate, is in the process of converting, its remaining debt positions into equity securities of portfolio companies. Future income will primarily be dependent upon the sale of these stocks or dividends received, when such are declared and paid by Portfolio companies. In addition, the Partnership is not actively considering additional Portfolio Investments. Therefore, no significant further income from closing and commitment fees is anticipated.

    At June 30, 1999, the only debt securities held by the Partnership are the notes held in Danzer Corporation and Sunrise Media, LLC. The Danzer note currently has a face value of $25,000 and at this writing Sunrise is in default on all of its debt obligations. The Preferred Stock in Next Generation Media Corporation has a dividend right, but might not generate consistent dividend income, as it is unclear at this time whether the Company has enough cash flow to satisfy the dividend obligation on a continuing basis. The Managing General Partner is uncertain whether any of these positions will provide the Partnership with any interest or dividend income going forward.

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

                               RENAISSANCE CAPITAL PARTNERS, LTD.

                               By RENAISSANCE CAPITAL GROUP, INC.
                                      Managing General Partner

August 12, 1999                By              /S/
                                 ---------------------------------------
                                     Russell Cleveland, President

August 12, 1999                By              /S/
                                 ---------------------------------------
                                 Barbe Butschek, Chief Financial Officer