Form 10-Q
period 1999-09-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 1999-11-18
CIK 855567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For quarterly period ended September 30, 1999

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

                 Yes      X         No
                        _____             _____
                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Assets, Liabilities and
                        Partners' Equity



          Assets                        December 31, 1998  September 30, 1999
                                                               (Unaudited)
Cash and cash equivalents                     $   924,786     $   434,612
Investment in Sunrise Media LLC                 1,152,674       1,041,402
Investments at market value, cost of
 $5,658,903 and $6,001,434 at December
 31, 1998 and September 30, 1999
 respectively                                   1,636,807       1,574,624
Interest and fees receivable                       28,093          14,604
Other assets                                        2,594          22,725
                                               ----------      ----------
                                               $3,744,954      $3,087,967
                                               ==========      ==========
   Liabilities and Partners' Equity

Accounts payable - trade                       $    9,201      $      863
Accounts payable - related party                   49,473          27,972
                                               ----------      ----------
    Total liabilities                              58,674          28,835
                                               ----------      ----------
Partners' equity:
  General partner                                     -0-             -0-
  Limited partners: 128.36 units outstanding    3,686,280       3,059,132
                                               ----------      ----------
    Total partners' equity                      3,686,280       3,059,132
                                               ----------      ----------
                                               $3,744,954      $3,087,967
                                               ==========      ==========
Limited partners' equity per limited
 partnership unit                              $   28,718      $   23,832
                                               ==========      ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Operations

                                (Unaudited)

             Three Months Ended September 30,  Nine Months Ended September 30,
                     1998           1999              1998            1999
                 -----------      ---------        -----------      ---------
Income:

 Interest        $     8,056      $  (7,924)       $    27,925      $   4,044
 Dividends             5,563          5,136             18,593         14,810
 Other invest-
  ment income            -0-            -0-                -0-            -0-
                 -----------      ---------        -----------      ---------
  Total income        13,619         (2,788)            46,518         18,854
                 -----------      ---------        -----------      ---------
Expenses:
 General and
  administrative      48,181         18,179            188,985         77,778
 Management fees      21,878         15,373             94,204         52,236
                 -----------      ---------        -----------      ---------
  Total expenses      70,059         33,552            283,189        130,014
                 -----------      ---------        -----------      ---------
  Investment
   loss net          (56,440)       (36,340)          (236,671)      (111,160)

  Loss from
   investment in
   Sunrise Media
   LLC               (84,819)         3,664           (192,965)      (111,272)

  Net realized
   gain (loss)
   on invest-
   ments                 -0-            -0-           (483,570)           -0-

  Net unrealized
   gain (loss)
   on invest-
   ments          (1,408,235)      (320,312)        (4,907,780)      (404,716)
                 -----------      ---------        -----------      ---------
  Net income
   (loss) re-
   sulting from
   operations    $(1,549,494)     $(352,988)       $(5,820,986)     $(627,148)
                 ===========      =========        ============     =========

  Net income
   (loss) per
   limited
   partnership
   unit           $   (12,071)    $  (2,750)       $   (45,280)     $  (4,886)
                  ===========     =========        ===========      =========

  Weighted
   average
   limited
   partnership
   units               128.36        128.36             128.53         128.36
                  ===========     =========        ===========      =========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity

                                       General       Limited
                                       Partner      Partners        Total
                                       -------      --------        -----
Balance, December 31, 1998            $    -0-     $3,686,280    $3,686,280

Net income (unaudited)                     -0-       (627,148)     (627,148)
                                      --------     ----------    ----------
Balance, September 30, 1999
 -(unaudited)                         $    -0-     $3,059,132    $3,059,132
                                      ========     ==========    ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                                               Nine Months Ended September 30,
                                                   1998              1999
                                                -----------        ---------
Cash flows from operating activities:
 Net income (loss)                              $(5,820,986)       $(627,148)

 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Loss from Sunrise Media LLC                      192,965          111,272
   Unrealized (gain) loss on investments          4,907,780          404,716
   Realized loss on investments                     483,570              -0-
   (Increase) decrease in:
    Accounts receivable                              (2,817)          13,488
    Other assets                                    101,740          (20,131)
   Increase (decrease) in:
    Accounts payable                                (45,689)         (29,839)
                                                -----------        ---------
   Net cash flows from operating activities        (183,437)        (147,642)
                                                -----------        ---------
Cash flows from investing activities:
  Purchase of investments                          (116,000)        (342,532)
  Proceeds from sale of securities                  620,352              -0-
                                                -----------        ---------
   Net cash used by investing activities            504,352         (342,532)
                                                -----------        ---------
Cash flows from financing activities:
  Liquidation of partners interests                 (38,701)             -0-
                                                -----------        ---------
Net increase (decrease) in cash                     282,214         (490,174)

Cash and cash equivalents at beginning of
 period                                             652,529          924,786
                                                -----------        ---------
Cash and cash equivalents at end of period         $934,743         $434,612

See accompanying notes to financial statements.
                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                         September 30, 1999

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. The Partnership accrued $6,578 in interest income in the current quarter, and determined that $14,502 in accrued and unpaid interest obligations of Sunrise Media, LLC were uncollectible and should be written off, resulting in net interest income of ($7,924) for the three months ended September 30, 1999. At September 30, 1999, three companies had debt obligations to the Partnership: Feminique, Inc. owed the Partnership $100,000 pursuant to an 8% Convertible Promissory Note, Danzer Corporation owed $25,000 pursuant to a 13% Promissory Note, and Sunrise Media LLC owed $237,000 to the Partnership pursuant to three separate Promissory Notes. Feminique and Danzer were current on their interest obligations and Sunrise was in default on all of its debt obligations to the Partnership at the quarter end. Due to the problems present at Sunrise, the Partnership may not accrue any further interest income on the Sunrise debt obligations.

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

                 RENAISSANCE CAPITAL PARTNERS, LTD.
              Notes to Financial Statements (Continued)
                         September 30, 1999

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

   The financial statements include investments valued at $2,789,481 (74% of total assets) and $2,616,026 (84% of total assets) as of December 31, 1998 and September 30, 1999, respectively, which values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

                RENAISSANCE CAPITAL PARTNERS, LTD.
            Notes to Financial Statements (Continued)
                        September 30, 1999

                                                  CONVERSION
                                                      or
                                      COST        FACE VALUE     FAIR VALUE
Feminique Corporation
Convertible Promissory Note        $  100,000     $  100,000     $  100,000
Common Stock                        1,688,657        500,132        437,908

Danzer Corporation
Note                                   25,000         25,000         25,000
Common Stock                        2,678,479        937,528        871,453

Lion's Gate Entertainment Corp.
Common Stock                          733,313        141,680        140,263

Next Generation Media Corp.
Preferred Stock                       775,485        775,485            -0-
Warrants                                  500            500            -0-
                                   ----------     ----------     ----------
Subtotal:                           6,001,434      2,480,325      1,574,624

OTHER INVESTMENTS

Sunrise Media, LLC
Equity Investment                   1,212,038      1,212,038        904,402
Promissory Notes                      237,000        237,000        137,000
                                   ----------     ----------     ----------
Total                              $7,450,472     $3,929,363     $2,616,026
                                   ==========     ==========     ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                 RENAISSANCE CAPITAL PARTNERS, LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

(1)  Material Changes in Financial Condition

     During the quarter ended September 30, 1999, the Partnership's net loss from operations was $352,988, and the total Partners' Equity account decreased by a like amount. This loss resulted from an unrealized loss on investments of $320,312 and the Partnership's net investment loss of $36,340, as well as the Partnership's $3,664 decrease in the loss from its investment in Sunrise Media LLC.

     The following portfolio transactions are noted for the quarter ended September 30, 1999 (portfolio companies are herein referred to as the "Company"):

     Feminique Corporation (FEMQ) In the quarter ended September 30, 1999, the Partnership invested $100,000 in a Convertible Promissory Note of the Company. The Note bears interest at 8% per annum with interest payments coming due October 31, 1999, March 31, 2000 and June 1, 2000. The maturity date of the Note is June 1, 2000, and it is convertible into shares of Feminique common stock at the rate of $0.15 per share. The Note carries anti-dilution provisions which are contained in our standard convertible debenture agreements, and also gives the Partnership demand and piggyback registration rights. In addition, the Note is secured by all the assets of the parent as well as the common stock of the parent's single operating subsidiary, Quality Health Products, Inc.

     Sunrise Media, LLC (Private) At September 30, 1999, the Company continued to be in default on the $200,000 Promissory Note, the $10,000 Promissory Note, and the $27,000 Promissory Note. All principal and unpaid interest came due at April 15, 1999 on the $200,000 Note, at April 16, 1999 on the $10,000 Note, and at July 1, 1999 on the $27,000 Note. To date, the Partnership has not received any payments pursuant to any of its obligations. At September 30, 1999, the Partnership determined that all accrued and unpaid interest owed by Sunrise was uncollectible, and accordingly wrote off that interest income.

(2)  Material Changes in Operations

     During the quarter ended September 30, 1999, the Partnership experienced a net loss of $352,988. This loss resulted from a net investment loss of $36,340, a decrease in the loss from the Partnership's investment in Sunrise Media LLC of $3,664 and an unrealized loss on investments of $320,312. Interest income has decreased $15,980 for the three months ended September 30, 1999 when compared to the same period last year, primarily due to the charging off of accrued and unpaid interest owed on the debt obligations of Sunrise Media, LLC. General and administrative expenses decreased to $18,179 for the three month period ended September 30, 1999, primarily because of a decrease in legal fees and travel expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In addition to the proceeds raised in the Partnership's initial private placement, the Partnership's historical sources of available capital for investment have been interest income and transactional fees charged by the Partnership with respect to the Portfolio Investments, director fees paid by Portfolio Companies to the Partnership's director designees, and gains from capital transactions. Because the Partnership is liquidating, however, historical sources of capital, including transactional and director fees, will not be available, leaving gains from capital transactions and portfolio turnover as the primary sources of capital.

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

     At September 30, 1999, the only debt securities held by the Partnership are the notes held in Feminique, Inc., Danzer Corporation and Sunrise Media, LLC. Sunrise is in default on all of its debt obligations and the Partnership has written off all accrued and unpaid interest obligations of Sunrise at September 30, 1999. The Preferred Stock in Next Generation Media Corporation has a dividend right, but might not generate consistent dividend income, as it is unclear at this time whether the Company has enough cash flow to satisfy the dividend obligation on a continuing basis. The Managing General Partner is uncertain whether any of these positions will provide the Partnership with any interest or dividend income going forward.

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

                              RENAISSANCE CAPITAL PARTNERS, LTD.

                              By  RENAISSANCE CAPITAL GROUP, INC.
                                     Managing General Partner

November 18, 1999             By            /S/
                                -----------------------------------------
                                  Russell Cleveland, President


November 18, 1999             By            /S/
                                -----------------------------------------
                                  Barbe Butschek, Chief Financial Officer