Form 10-K
period 1999-12-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 2000-04-04
CIK 855567

Securities and Exchange Commission
                     Washington, D. C. 20549


                            Form 10-K

Mark One
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended December 31, 1999 or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                         Commission File No. 0-18581

                      RENAISSANCE CAPITAL PARTNERS, LTD.
          (Exact name of Registrant as specified in its charter)

                  Texas                                75-2296301
  State of incorporation or organization)  (I.R.S. Employer Identification No.)

  Suite 210, LB 59, 8080 North Central Expressway, Dallas, Texas      75206
  (Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code          (214)  891-8294

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

    As of March 10, 2000, there were 128.36 Units of Limited Partnership Interest outstanding. A Unit is an initial offering Subscription of $100,000. There is no market in the Units. Based on Unit values as reflected in the Registrant's Financial Statements, the aggregate value of the Partnership Interests ("Interests") held by non-affiliates as of December 31, 1999 is $2,501,400. Aggregate value of the Partnership Interests held by affiliates as of December 31, 1999 is $88,787.

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

    As the Partnership is currently in a wind-down stage and is moving toward completion, the investment objectives and goals have necessarily changed. Accordingly, the Partnership is no longer focusing on generating current income but is concentrating on maximizing the ultimate return to partners.

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

    Under the provisions of the 1940 Act, a Business Development Company is to invest at least 70% of its funds in "eligible portfolio investments", such being generally defined, as direct placements to eligible companies and temporary investments in "cash items" pending other investments. However, under and pursuant to the provisions of the 1940 Act, a Business Development Company may invest up to 30% of its funds in "Other Investments", that is, investments that do not qualify as "eligible portfolio investments", such exception allowing, up to the specified maximum amount, for example, open market purchases or participation in public offerings.

    Pending investment in convertible debenture securities of eligible portfolio companies or other investments as provided under the 1940 Act, the Registrant's funds are invested in "Temporary Investments" consisting primarily of money market funds which qualify as cash or cash equivalents.

    At December 31, 1999, the Registrant's investment assets were classified by amount as follows:

                                                               Percentage of
           Classification                       Value           Investments
           --------------                       -----          -------------
     Eligible Portfolio Investments           $2,416,018            92%
      (including cash and cash equivalents)
     Other Portfolio Investments              $  216,696             8%
                                              ----------
                                              $2,632,714

INVESTMENT OBJECTIVES

    The original investment objective of the Partnership was to provide its Limited Partners with both current income and long-term capital appreciation. Currently, however, the Partnership is winding down. Accordingly, the Partnership's primary objective is to maximize the returns to its Partners, which will consist almost exclusively as returns of capital and/or gains on capital, rather than income. This is because the Partnership predominantly holds equity interests with little or no dividend obligations, and the common equities owned by the Partnership are in Portfolio Companies that do not pay dividends on common stock due to their size, growth rates, and/or competitive positions, as well as their operational need for cash. Moreover, the debt and preferred positions held by the Partnership are not expected to provide significant interest and dividend income going forward.

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

BUSINESS DEVELOPMENT COMPANY

    A BDC:

      I. is closed-end management company that generally makes 70% or more of its investments in "Eligible Portfolio Companies" and "cash items" pending other investment. Under the regulations established by the Securities and Exchange Commission (the "SEC") under the 1940 Act, only certain companies may qualify as "Eligible Portfolio Companies." To be an "Eligible Portfolio Company," the Company must satisfy the following:

           A. it must be organized under the laws of, and has its principal place of business in, any state or states,

           B. is neither an investment company as defined in Section 3 (other than a small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly-owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in Section 3(c); and

           C.   satisfies one of the following:

                1. It does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under
                     Section 7 of the Securities Exchange Act of 1934;

                2. It is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company;

                3. It has total assets of not more than $4,000,000, and capital and surplus (partners' equity less retained earnings) of not less than $2,000,000, except that the Commission may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

                4. It meets such other criteria as the Commission may, by rule, establish, as consistent with the public interest, the protection of investors, and the purposes fairly intended by the policy and provisions of this title.

    Therefore, the Investment Adviser believes that "Eligible Portfolio Companies" are, generally, those companies that, while being publicly held, may not have or do not have a broad based market for their securities, or the securities that they wish to offer are restricted from public trading until registered. Further, while the 1940 Act allows a BDC to "control" a Portfolio Company, it is not the general policy of the Partnership to acquire a controlling position in its Portfolio Companies. The Partnership only provides managerial assistance, and seeks to limit its "control" position by requiring only that a designee of the Partnership be elected to the board of directors of the Portfolio Company, or be selected an advisory director. While these are the Partnership's general policies, the application of these policies, of necessity, vary with each investment situation.

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

    The Investment Advisory Agreement provides that the Managing General Partner is entitled to receive an annual management fee of 2% of the Partnership's total assets. In addition, the Managing General Partner is entitled to receive an incentive fee ("Incentive Fee") in an amount equal to 20% of the Partnership's realized capital gains computed net of all realized capital losses and unrealized depreciation and after the Limited Partners have received a sum equal to a ten percent (10%) annual return on their Initial Capital Contributions (as defined in the Restated Partnership Agreement to mean Limited Partner capital contributions reduced by brokerage commissions and fees incurred by the Partnership on behalf of such Limited Partner or Partners). The Managing General Partner is entitled to receive a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions and is entitled to receive quarterly fees thereafter equal to 0.5% of Net assets, as defined in the Partnership Agreement. For the years ended December 31, 1993 through 1999, the Managing General Partner elected to calculate the quarterly fee based on the lesser of contributed capital or Net Assets. Had the Managing Partner elected to calculate the quarterly fee based solely on Total Assets, the fee would have been approximately $234,000 greater than the cumulative fee charged.

    Investment advisory agreements are further subject to the 1940 Act, which requires that the agreement, in addition to having been approved by the majority of the outstanding voting securities, shall precisely describe all compensation to be paid, shall be approved annually by a majority vote of either the Independent General Partners or of the Interests, may be terminated without penalty on not more than 60 days' notice by a vote of a majority of the outstanding Limited Partnership Interests, and shall terminate automatically in the event of assignment. The Managing General Partner has agreed that the Partnership Agreement and the Investment Advisory Agreement shall constitute the Partnership's advisory agreements and shall at all times be construed so as to comply with the Advisers Act and the 1940 Act.

PARTNERSHIP TERM

    The Partnership Agreement provides for an eight (8) year term from the final closing of the initial offering subject to the right of the Managing General Partner with the concurrence of at least one Independent General Partner to extend the term for up to three (3) additional one-year periods. The initial term was set to expire June 14, 1999 but the Managing General Partner and

Independent General Partners have elected to exercise an extension. At December 31, 1999, the Partnership was scheduled to expire June 14, 2000.

PARTNERSHIP INVESTMENTS

    As of December 31, 1999, the Partnership had active investments in four (4) Portfolio Companies.

Feminique Corporation (formerly Biopharmaceutics, Inc.) (FEMQ)

    In February 1999, the Partnership invested an additional $200,000 into shares of the Company's common stock at a price of $0.18 per share. The additional investment was part of a one million dollar equity private placement by the Company, and was used as working capital to support the Company's remaining product line in the feminine hygiene area. The stock is restricted from transfer pursuant to Rule 144 of the Securities Act of 1933.

    In the third quarter of 1999, the Partnership invested an additional $100,000 in a Convertible Promissory Note of the Company. The note bears interest at 8% per annum with interest payments coming due October 31, 1999, March 31, 2000, and June 1, 2000. The maturity date of the note is June 1, 2000 and the note is convertible into shares of the Company's common stock at the rate of $0.15 per share. The note carries anti-dilution provisions which are contained in our standard Convertible Debenture Agreements, and also gives the Partnership demand and piggyback registration rights. In addition, the note is secured by all the assets of the parent as well as the common stock of the parent's single operating subsidiary, Quality Health Products, Inc. In the fourth quarter of 1999, the Partnership invested an additional $45,083 to purchase 1,500,000 shares of the Company in a private transaction.

    Feminique Corporation develops and distributes a line of feminine health products. The Company's principal brands include Feminique, Koromex, and Vaginex, which are currently sold in drug stores and sundry retail outlets.

    At December 31, 1999, the Partnership owned a $100,000 Promissory Note which is convertible into shares of the Company's common stock at $0.15 per share, and 5,347,174 shares of the Company's common stock.

    In January 2000, the Partnership advanced an additional $37,000 to the Company pursuant to an 8% Convertible Promissory Note bearing the same terms and conditions as the $100,000 Note executed in the third quarter of 1999.

    Effective February 18, 2000, Jonathan Rosen, the Company's President and CEO, resigned his management position. Mr. Rosen maintained his position as a member of the Company's Board of Directors. In March 2000, Mr. Cleveland resigned his positions as Interim President, Chairman and Director of the Company, and two additional Board Members, Mr. James Murphy and Mr. Barry Weisberg, resigned their Board positions as well.

    The impact to the Partnership of these management and board transitions at Feminique and the underlying activities causing these transitions have not been fully assessed by the Managing General Partner. The financial viability of Feminique could be affected and the Partnership's investment in Feminique could also be adversely affected. The Managing General Partner is in the process of determining the extent of adverse consequences to the Partnership.

Danzer Corporation  (DNZR)

    In the first quarter of 1999, the Partnership agreed to convert the entire principal balance of its $150,000 Promissory Note, together with $17,531.78 in accrued and unpaid interest owed by the Company, into the Company's common stock at $0.10 per share.

    In the quarter ended June 30, 1999, the Partnership agreed to advance up to $57,966 to the Company on an "as needed" basis. On April 21, 1999, the Partnership advanced $25,000 pursuant to that agreement, which was secured by a Promissory Note bearing interest at 13%, with interest payments due August 15, 1999 and November 15, 1999, and with all principal and unpaid interest due in full on or before December 31, 1999. All advances made under the note were made in concert with an agreement (the "Mortgage") by the holders of a Master Note (the "Holders") between Duncan-Smith Trustee ("DST") and Danzer Industries, Inc., the Company's wholly owned and lone operating subsidiary ("DII"), in which Holders and DST agreed to defer receipt of the principal portion of quarterly payments due Holders and DST from DII for the quarters ended February 15, 1999 and May 15, 1999, which receipts in total equal $57,966. The only advance made by the Partnership pursuant to the Promissory Note was the $25,000 advance made in April 1999.

    At December 31, 1999, the Promissory Note was in default. Subsequent to December 31, 1999, the Partnership executed a limited waiver of its default remedies through February 29, 2000 in order to allow the Company to refinance its working capital facility. Effective January 2000, the Company successfully completed this refinance and also secured a real estate term loan from the working capital lender, which was used to fully pay down the Mortgage and which should provide the Company with capital sufficient to repay the Partnership's note.

    Danzer is a holding company that, through DII, its sole operating subsidiary, engages in the manufacturing and marketing of specialized truck bodies for the service and utility market.

    At December 31, 1999, the Partnership owned the 13% Promissory Note, which had a principal balance outstanding at year end of $25,000, and also owned 11,719,110 shares of the Company's common stock, which represents over 60% of the outstanding shares of the Company.

Lion's Gate Entertainment Corp.   (LGF)

    Lion's Gate Entertainment Corp. develops, produces, and distributes a targeted range of film and television content via four operating divisions: motion pictures, television, animation, and studio facilities.

    At December 31, 1999, the Partnership owned 73,125 shares of the Company's common stock, which represents less than 1% of the outstanding shares of Lion's Gate. The Partnership shares are registered and freely tradable.

Next Generation Media Corporation   (NGMC)

    Next Generation Media Corporation owns two active operating subsidiaries, Independent News, Inc. ("INI") and United Marketing Solutions, Inc. ("UMSI"). INI engages in the community newspaper publishing business by producing and issuing weekly free newspapers distributed via the mail to consumers in northern New Jersey. UMSI operates a printing business which participates in the cooperative direct mail industry through a network of franchisees. The Company also operates an Internet web site, www.ishopol.com, which provides a directory of local businesses and professionals with online coupons.

    At December 31, 1999, the Partnership owned 155,096 shares of the Company's Series A Preferred Stock having a liquidation value of $6.00 per share, and options to purchase 103,398 shares of the Company's common stock at an exercise price of $0.16 per share. Because of the operational difficulties being experienced at the Company, the General Partner has fully reserved the Partnership's investment in the Company.

Sunrise Media LLC   (Private)

    Effective December 29, 1999, the Partnership sold its entire investment in Sunrise Media LLC, consisting of a 55.5% equity interest in the operation, together with $237,000 in secured Promissory Notes, to Alvin H. Perlmutter, the Chief Executive Officer of the Company, for $100,000. The Promissory Notes were all in default at the time of sale.

Competition for Investments

    The Registrant has completed 10 investments, of which four (4) are currently outstanding. The Registrant does not contemplate making investments in new Portfolio Companies.

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

    The Investment Adviser currently serves as the Investment Adviser to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance III") and Renaissance U.S. Growth & Income Trust PLC ("RUSGIT"). Renaissance III is a BDC operating as a Registered Investment Company with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500. As of December 31, 1999, Renaissance III had made investments in twenty-five (25) portfolio companies of which twenty (20) are still active. The active investments had a cost of $34,457,925 at December 31, 1999 and, in the aggregate, approximately $50,840,000 in investments have been made over the life of Renaissance III. Renaissance III is actively seeking additional investment opportunities. RUSGIT is a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised capital of approximately $30,789,000. At December 31, 1999, RUSGIT had made investments in twenty-four (24) portfolio companies, of which twenty (20) are still active. At December 31, 1999, the active investments had a cost value of approximately $29,891,000 and, in the aggregate, approximately $35,649,000 in investments have been made over the life of RUSGIT. Renaissance Group and its subsidiary may, from time to time, provide investment advisory services, management consulting services and investment banking services to other clients.

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

Item 2.  Properties

    The Partnership's business activities are conducted from the offices of the Managing General Partner, which offices are currently leased until July 31, 2005 in a multi-story general office building in Dallas, Texas. The use of such office facilities, including office furniture, phone services, computer equipment, and files are provided by the Managing General Partner at its expense pursuant to the Investment Advisory Agreement.

Item 3.  Legal Proceedings

    There are no legal proceedings currently pending with regard to the Partnership.

Item 4.  Submission of Matters to a vote of Security Holders.

    No matter was submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                               Part II

Item 5. Market for the Registrant's Securities.

TRADING

    There is no trading in the Limited Partnership Interests of the Partnership and no established market exist. Such interests are restricted from transfer except in the event of death or by action of law or except with the prior approval of the Managing General Partner.

NUMBER OF HOLDERS

    As of December 31, 1999, there were 191 beneficial holders of Limited Partnership Interests; one holder of a Managing General Partner Interest; and three Independent General Partners.

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

Item 6.  Selected Financial Data.

    The following selected financial data for the five year period ending December 31, 1999, should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K.

                      1999         1998         1997       1996         1995
                      ----         ----         ----       ----         ----
Gross income
 (loss) including
 realized gains   $(1,433,899) $ (560,194)  $1,832,623 $(1,124,728) $   63,379
Net unrealized
 appreciation
 (depreciation)
 on investments       496,561  (5,601,280)  (2,849,578)  3,991,617  (2,746,554)
Net income (loss)  (1,096,093) (6,488,393)  (1,977,210)  2,264,744  (3,111,266)
Net income (loss)
 per Limited
 Partnership Unit      (8,539)    (50,488)      14,976      17,399     (23,903)
Total assets        2,632,714   3,744,954   10,286,077  13,076,280  10,595,667
Distributions to
 Limited Partners           0           0            0           0      75,000
Distributions per
 Limited Partnership
 Unit                       0           0            0           0         582

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

Sources of Operating Income

    The only remaining source of operating income for the Partnership is investment income, either in the form of interest on debt securities, dividends on stock, or income received from capital gains. At December 31, 1999, the Partnership's positions primarily consisted of common stock positions in Portfolio Companies. In all likelihood, these positions will not deliver any dividend income as the particular Portfolio Companies do not pay dividends due to their size, growth rates, and operational need for cash. On debt positions, the Partnership has historically structured investments to obtain an interest return competitive with current long-term financing rates available from other sources. At December 31, 1999, the only debt securities held by the Partnership are the notes held in Feminique Corporation and Danzer Corporation. Both companies are in arrears on their debt to the Partnership and the Managing General Partner is uncertain whether these positions will provide the Partnership with any significant interest income going forward.

    While it will be the general principle that the Managing General Partner and its officers and directors occupy a fiduciary relationship to the Partnership and shall not receive outside compensation of advantage in conflict with that relationship, neither the Managing General Partner nor its officers and directors are prohibited from receiving other income from non-conflicting sources.

    The Managing General Partner has formed other investment partnerships to make similar portfolio investments and may, in the future form additional similar investment funds. Specifically, in 1994, Renaissance Group formed Renaissance III which is also a BDC with investment objectives similar to those of the Partnership and completed an offering in 1994 that raised approximately $41,489,500 of investment capital. At December 31, 1999, Renaissance III had made investments in twenty-five (25) portfolio companies having an aggregate cost of approximately $50,840,000, and is actively seeking additional investment opportunities. In 1996, Renaissance Group formed Renaissance U.S. Growth and Income Trust PLC ("RUSGIT") a public limited company registered in England and Wales, listed on the London Stock Exchange, which invests in privately placed convertible debentures issued by companies similar to the investments of the Partnership. RUSGIT will invest primarily on a pari-passu basis with Renaissance III. In 1996, RUSGIT raised investment capital of approximately $30,789,000, and as of December 31, 1999 had made investments in twenty-four
(24) portfolio companies having an aggregate cost of approximately $35,649,000.

    The determination regarding the existence of a conflict of interest between these affiliated investment funds and the Partnership, and the resolution of any such conflict, shall vest in the discretion of the General Partners, subject to the requirements and restrictions of the 1940 Act.

Quarterly Payments to Limited Partners

    It was intended that cash payments from operations be made to all Limited Partners each quarter to provide them a cash return. Generally, this cash distribution was to be made from net profits and investment income. However, in the event that net profits were not adequate from time to time, the quarterly distributions could be made from capital, so long as capital was sufficient to assure repayment of all obligations of the Partnership and such capital distributions were permitted by applicable partnership law and the 1940 Act. Further, quarterly distributions were to be increased or decreased from time to time to reflect increases or decreases in current rates of investment income. The intention was to provide each Limited Partner a current return compatible with present economic conditions. To the extent that officers of the Managing General Partner are holders of Partnership interests they will be the recipient of such distributions.

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

    The accounting records are maintained on a calendar quarter basis with the fiscal year ending on December 31. Accordingly, quarterly distributions will be made to Limited Partners of record as of the end of each quarter and mailed to each Limited Partner's address of record within 30 days of the end of the quarter. While the Managing General Partner generally intends to make future distributions of capital or gains on capital, the lack of liquidity in the Partnership, as discussed throughout this report, prevented quarterly payments from being made to Partners in the last three quarters of 1995 and all of 1996, 1997, 1998 and 1999. Moreover, future distributions of investment income (in the form of interest and/or dividends) are not likely to be made going forward.

OPTIONAL DISTRIBUTIONS OF OPERATION PROFITS AND CAPITAL GAINS

    In addition to the quarterly distributions, it was intended that, as the Partnership achieved operational profits and net capital gains or realized increased portfolio values such as through stock distributions or exchanges, such increased values, profits and gains would be available for distribution to the Partners in cash or assets.

    In the event future distributions are made, and as long as the Limited Partners have received distributions sufficient to provide them a cumulative simple annual return of at least ten percent (10%) on their Capital Contributions in the Units (the "10% Performance Base"), the Managing General Partner also will become eligible for capital gains performance distributions. The Managing General Partner's performance distribution on net capital gains ("Performance Distributions") will be twenty percent (20%), once the Partnership's distributions to the Limited Partners exceed the 10% Performance Base.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, the Partnership sold its entire investment in Sunrise Media LLC, which investment consisted of a 55.5% equity interest together with $237,000 in three separate secured Promissory Notes, which resulted in a loss to the Partners of $1,291,710. Also during 1999, the Partnership made $370,083 in follow-on investments, of which $245,083 was tendered to purchase shares of Feminique Corporation common stock, $100,000 was advanced to Feminique pursuant to an 8% Convertible Promissory Note, and $25,000 was advanced to Danzer Corp. pursuant to a 13% Note.

    No cash distributions were made to Limited Partners in 1996, 1997 , 1998 or 1999. Cash used in operating activities amounted to ($159,367), ($193,396), and ($1,823,346) in 1999, 1998, and 1997, respectively.

    In the past, the Partnership's portfolio investments generally had an initial fixed term of seven years with payments of interest only for an initial term of three to five years. Currently, because the Partnership's portfolio investments are being wound down, no new investments are being made and terms of new loan obligations to previously existing portfolio companies are taking on new terms. Typically, the note obligations securing follow-on advances to portfolio investments do not bind the Partnership for as long a period, nor do they bear the same beneficial amortization schedule as did the initial portfolio investments. At December 31, 1999, the Partnership had two debt instruments outstanding: the $100,000 Secured Note in Feminique Corporation and the $25,000 Note to Danzer Corp. At the year end, Feminique was in arrears on interest payments of $1,337, and also was overdue on repayment of expenses owed to the Partnership in the amount of $15,218. Danzer Corporation was in default on its note obligation to the Partnership, as all principal and interest became due at December 31, 1999. The Partnership did execute a limited waiver of its default remedies through February 29, 2000 in order to enable Danzer to refinance its working capital facility. In January 2000 the Company did close on a refinance of its working capital facility and also secured a term loan on its real estate which significantly improved the Company's capital position, and should enable the Company to repay the Partnership's note with accrued interest on or before February 29, 2000. Due to the operational difficulties at Feminique, however, the position may not generate a substantial amount of interest income going forward. Moreover, both companies are currently in arrears or in default on their debt obligations, thereby causing the Managing General Partner to be uncertain whether these positions will provide the Partnership with any interest income in the future.

    The Partnership has debt as another possible source of available capital. However, because the registrant does not presently intend to make leveraged investments and is winding down the Partnership, the Partnership does not anticipate taking on any debt obligations. Therefore, a lack of liquidity will generally only affect the ability for the Partnership to make follow-on investments and distributions to the Partners.

    The Partnership's ability to improve liquidity and make distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of any capital gains from selling equity and/or debt.

     Because of the decrease in income and the additional follow-on investments in portfolio companies, the Partnership's liquidity has been substantially impaired. Accordingly, the Partnership has curtailed its distributions. Until such time as liquidity is improved from either the sale of investments or loan repayments, it is anticipated that distributions to Limited Partners will remain curtailed.

RESULTS OF OPERATIONS

1999 Compared to 1998

    Net investment income for 1999 was ($963,750), which resulted primarily from the loss taken on the sale of the Partnership's interests in Sunrise Media, LLC, which was partially offset by unrealized appreciation of $496,561 for the remaining portfolio. The appreciation of the investment portfolio resulted primarily from the value attributed to the Partnership's common stock investment in Danzer Corp. This value rose due to a higher price for the stock coupled with more shares owned by the Partnership as a result of its conversion of the $150,000 note plus accrued interest into common shares of the Company in the first quarter of 1999. Because of the inherent uncertainty of valuations, the estimated fair value of the Partnership portfolio as determined by the Managing General Partner and approved by the Independent General Partners may vary significantly from the values that would have been used had a ready market for the securities existed. Moreover, any differences resulting from these variances could be material.

    General and administrative expense decreased in 1999 to $93,503, a 56% reduction from 1998, primarily as a result of decreased outside legal costs and related contract services, management fees, and travel. The Managing General Partner incurred approximately $19,491 of administrative expenses in 1999 for the Partnership.

    Management fees to the Managing General Partner for 1999 were $65,252, a 42% decrease in comparison to 1998, which decrease resulted from a decrease in the overall value of assets being managed. No distributions were declared or made to the Limited or General Partners in 1999.

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

    General and administrative expense decreased in 1998 to $326,919 primarily as a result of decreased outside legal costs and related contract services, management fees, and travel. The Managing General Partner incurred approximately $50,000 of administrative expenses in 1998 for the Partnership.

    Management fees to the Managing General Partner for 1998 were $114,894. No distributions were declared or made to the Limited or General Partners.

YEAR 2000

    Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Managing General Partner has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues. Moreover, at the time of this filing, the Partnership had not experienced any Year 2000 difficulties with its systems.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

    The Partnership is subject to financial market risks such as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

    A significant portion of the Partnership's investment portfolio consists of common stocks, and in one case options to purchase common stock, in publicly traded companies. These investments are directly exposed to equity price risk, in that a percentage change in the prices of these equities would result in a similar percentage change in the fair value of the Partnership's investment in those securities. Moreover, these positions are thinly traded and the Partnership's positions are thereby exposed to potential liquidity risk in the event the Partnership attempts to exit the investment via the public marketplace.

Item 8.  Financial Statements and Supplementary Data.

    For the Index to Financial Statements, see "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    On December 26, 1999 the Partnership retained Cheshier & Fuller, L.L.P. ("Current Auditor") as the Registrant's independent auditor.

    Prior to the engagement of the Current Auditor, KPMG LLP ("Former Auditor") had served as the Company's independent auditor for the years ended December 31, 1998 and 1997. On August 23, 1999, the Former Auditor resigned. The Former Auditor's reports for the fiscal years ended December 31, 1997 and December 31, 1998 contained no adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles. During Registrant's two most recent fiscal years and any subsequent interim periods through the date of dismissal, there have been no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to their satisfaction, would have caused such firm to make reference to the subject matter of the disagreement in connection with its report.

                              Part III

Item 10. Directors and Executive Officers of the Registrant

INFORMATION REGARDING GENERAL PARTNERS

    Ernest C. Hill and Don M. Patterson serve as the Independent General Partners of the Partnership. Under the provisions of the 1940 Act, a majority of the general partners of the Partnership must be "disinterested" or "non-affiliated" general partners. Generally, any party that is involved in the daily activities of the Partnership's business, including the Managing General Partner, as well as its officers, directors and other affiliated persons, any investment adviser, any accountant for the Partnership and any legal adviser, is considered an "interested" party. The Independent General Partners provide overall guidance and supervision with respect to the operations of the Partnership and perform various duties imposed on them under the 1940 Act.
They supervise the Managing General Partner and serve as advisers to the Partnership.

    Renaissance Group is the Managing General Partner of the Partnership and also serves as the investment adviser to the Partnership pursuant to the Investment Advisory Agreement effective May 30, 1990, as subsequently amended and restated (the "Advisory Agreement"). Renaissance Group is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the reporting and other requirements. As Managing General Partner, Renaissance Group manages the day-to-day business and operations of the Partnership. The Partnership has no officers or directors. Renaissance Group and its officers and employees devote such time to the Partnership's business as is necessary for the conduct of the Partnership's operations. Neither Renaissance Group nor its affiliates are prohibited from engaging in activities
outside the Partnership's business.   Russell Cleveland and Barbe Butschek own
80% and 20%, respectively, of the Common Stock of Renaissance Group. The sole director of Renaissance Group is Russell Cleveland.

    Renaissance Group additionally serves as investment adviser to Renaissance Capital Growth & Income Fund III, Inc., a closed-end business development company listed on the Nasdaq National Market. Renaissance Group is also the Investment Manager of Renaissance U.S. Growth and Income Trust, PLC, an investment trust listed on the London Stock Exchange.

EXPERIENCE OF INDEPENDENT GENERAL PARTNERS

    Ernest C. Hill, age 60, has a broad background in convertible securities analysis with major NYSE brokerage firms and institutional investors. He specializes in computer-aided investment analysis and administrative procedures. Mr. Hill was awarded a Ford Fellowship to the Stanford School of Business, where he received an MBA, with honors, in Investment and Finance. Mr. Hill's prior experience includes service as Assistant Professor of Finance, Southern Methodist University, and Associate Director of the Southwestern Graduate School of Banking. Mr. Hill serves as a director of other investment funds sponsored by the Renaissance Group.

    Don M. Patterson, age 56, has experience both as a corporate executive officer and as a professional corporate advisor. From 1997 to 1999, he served as Vice President of Taxation and Special Projects for Halter Marine Group, Inc. headquartered in Gulfport, Mississippi. Professionally qualified as a CPA and an attorney, Mr. Patterson was previously self-employed for more than 5 years, serving as a financial consultant to smaller public companies. From 1988 to 1990, he served as Senior Vice President and Chief Financial Officer of Securities Services Insurance Company, a specialty insurance carrier. From 1986 to 1988, he served as Vice President-Financial and Administration for Computer Support Corp. Mr. Patterson holds a BSBA/Accounting degree from the University of Tulsa and a JD degree from the University of Tulsa College of Law.

BACKGROUND AND EXPERIENCE OF DIRECTORS AND OFFICERS OF RENAISSANCE GROUP

    The following table sets forth certain information regarding the directors and officers of the Managing General Partner:

Name:
Position:


    Russell Cleveland      President, Chief Executive Officer and Director

    Barbe Butschek         Senior Vice President, Secretary and Treasurer

    Robert C. Pearson      Senior Vice President - Investments

    John A. Schmit         Vice President - Investments

    Russell Cleveland, age 61, is the President, Chief Executive Officer, the sole Director and the majority shareholder of Renaissance Group. He is a Chartered Financial Analyst with over thirty years experience as a specialist in investments for smaller capitalization companies. Mr. Cleveland served as a director of Greiner Engineering, Inc. (NYSE), a former portfolio investment of a Renaissance Group investment partnership. A graduate of the Wharton School of Business, Russell Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland serves as Chairman of the Board, President and Director of Renaissance Capital Growth & Income Fund III, Inc. and as a Director and President of Renaissance US Growth and Income Trust PLC. Mr. Cleveland also serves on the Board of Directors of the following companies:
Feminique Corporation, Bentley Pharmaceuticals, Inc., Danzer Corporation, Tutogen Medical, Inc., and Technology Research Corporation.

    Barbe Butschek, age 45, has been associated with Renaissance Group and its predecessor companies since 1977. As Senior Vice President, Secretary and Treasurer of Renaissance Group, she has been responsible for office management, accounting management and records management of the series of investor limited partnerships. Ms. Butschek supervises investor records and information with respect to Renaissance Group and its funds. She also prepares and maintains investor tax and information reports. Barbe Butschek serves as Secretary for the Partnership and as Secretary and Treasurer of Renaissance Capital Growth & Income Fund III, Inc.

    Robert C. Pearson, age 64, joined the Renaissance Group in April 1997 and is Senior Vice President of Investments of Renaissance Group and Vice President of Renaissance Capital Growth & Income Fund III, Inc. Mr. Pearson brings over thirty years of experience to Renaissance Capital's corporate finance function. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson was responsible for all administrative activities for the Superconducting Super Collider Laboratory. In addition, from 1960 to 1985, Mr. Pearson served in a variety of positions at Texas Instruments in financial planning and analysis, holding such positions as Vice President-Controller and Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton scholar with an MBA from the University of Michigan.

    John A. Schmit, age 32, joined Renaissance Group in 1997 and is Vice President - Investments. Mr. Schmit is responsible for portfolio analysis and monitoring. From September 1994 to February 1996, he attended The Georgetown University Law Center and from September 1992 to September 1994, he practiced law at the law firm of Gibson, Ochsner & Adkins. He holds a BBA in Finance from Texas Christian University, a JD from the University of Oklahoma College of Law and an LLM in International and Comparative Law from The Georgetown University Law Center.

Item 11.  Executive Compensation

COMPENSATION PAID TO GENERAL PARTNERS

    Pursuant to the Advisory Agreement, Renaissance Group is entitled to receive a quarterly management fee of 0.5% of Partnership assets and an annual incentive fee equal to 20% of the Partnership's net realized capital gains after allowance for unrealized depreciation and after the Limited Partners have received a 10% annual return on their capital contributions (less brokerage fees and commissions incurred by the Partnership on behalf of such Limited Partner or Limited Partners). In addition, the Partnership is obligated to pay any direct costs, such as fees of any legal, accounting or other professional advisors, and any travel, phone and other allocated expenses incurred on behalf of the Partnership. Neither the management fee nor the incentive fee can be increased except with the affirmative vote of the holders of a majority of the outstanding Units. The directors and officers of Renaissance Group receive no direct compensation from the Partnership.

    As of December 31, 1999, the Partnership owed Renaissance Group $42,147 for past due operating expenses paid by Renaissance Group on behalf of the Partnership, which was attributable to services rendered in 1999. Total management fees earned by Renaissance Group from the Partnership in 1999 were $65,252.

    In return for their services to the Partnership, the Independent General Partners are paid a regular quarterly cash payment from the Partnership in the amount of $6,000. The Independent General Partners are also entitled to full reimbursement of all reasonable expenses relative to their services on behalf of the Partnership. Total reimbursable expenses for the Independent General Partners were $350.79 in 1999. The aggregate compensation for 1999 paid by the Partnership to each Independent General Partner, and the aggregate compensation paid to each Independent General Partner for the most recently completed fiscal year by all funds to which Renaissance Group provides investment advisory services (collectively, the "Renaissance Fund Complex") is as set forth below:

                                 Pension or
                                 Retirement                         Total
                   Aggregate  Benefits Accrued                   Compensation
   Name of       Compensation    As Part of      Estimated     from Partnership
 Independent        from        Partnership    Annual Benefits  and Renaissance
General Partner   Partnership     Expenses     upon Retirement   Fund Complex
-------------------------------------------------------------------------------
Ernest C. Hill   $ 24,000.00         $0              $0           $ 38,000.00

Don M. Patterson   24,000.00          0               0             24,000.00

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information concerning the number of Units of the Partnership beneficially owned at the Record Date, by (i) the persons who, to the knowledge of the Partnership, beneficially owned more than 5% of the outstanding Units, (ii) each general partner of the Partnership, and (iii) all directors and officers of Renaissance Group:

                                          Units
                                       Beneficially   Percent of Total Units
Name and Address of Beneficial Owner      Owned            Outstanding
----------------------------------------------------------------------------
HEB Investment and Retirement Plan Trust   12.75               9.93%
P.O. Box 839999
San Antonio, Texas 78212

Renaissance Capital Group, Inc.              -0-                -0-
8080 N. Central Expressway, #210
Dallas, Texas  75206

Ernest C. Hill                               -0-                 -0-
8080 N. Central Expressway, #210
Dallas, Texas 75206

Don M. Patterson                             -0-                 -0-
8080 N. Central Expressway, #210
Dallas, Texas 75206

All directors and officers                   4.25               3.30%
of Renaissance Capital Group, Inc.
(4 persons)

Item 13.  Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to the Advisory Agreement, Renaissance Group serves as managing general partner and as investment adviser to the Partnership, subject to the supervision of the Independent General Partners. Services provided to the

Partnership include the valuation of assets of the Partnership, upon which the management fee paid to Renaissance Group is based in part. The valuations of portfolio securities are performed in accordance with generally accepted accounting principles and financial reporting policies of the Securities and Exchange Commission. In addition, from time to time the Independent General Partners review the valuation policies to determine their appropriateness. The Independent General Partners also establish the appraisal procedures for determining the fair value of investments for which no readily available market exists. Appraisal valuations are, by their nature, subjective. The Independent General Partners may also hire independent firms to review the Managing General Partner's valuation methods or to conduct its own valuation of certain investments, and any conclusions by such independent firm is conclusive and binding upon the Partnership.

    Renaissance Group also provides services to Portfolio Companies from time to time, pursuant to the Advisory Agreement. Generally, the management fees received by Renaissance Group for services to a Portfolio Company are paid to the account of the Partnership, however, occasionally Renaissance Group provides unusual services for a Portfolio Company that are unrelated to and not required under the terms of the investment by the Partnership in such Portfolio Company. Fees for such services are paid directly to Renaissance Group, subject to the limitations and requirements imposed by the 1940 Act and only with the approval of the Independent General Partners, which approval is based, in part, on the determination that the fees for such services are no greater than fees for comparable services charged by unaffiliated third parties. No such fees were paid or requested in 1999.

    Renaissance Group has formed, and may form in the future, other investment funds to make investments in companies similar to those in which the Partnership invests. Renaissance Group, and certain of its affiliates and subsidiaries, also provide investment advisory services, management consulting services and investment banking services to these entities. The determination regarding the existence of a conflict of interest between these affiliated investment funds and the Partnership, and the resolution of any such conflict, vests in the General Partners, subject to the provisions of the 1940 Act.

                                Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

    Documents filed as part of this Form 10-K

    Financial Statements: The financial statements filed as part of this report are listed in "Index to Financial Statements" on page F-1 hereof.

Financial Schedules

    None are presented as none are applicable.

Reports on Form 8-K

    The Registrant did not file a report on Form 8-K during the fourth quarter of 1999.

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

    (2) Incorporated by reference from the Registrant's 1999 Proxy to be filed with the Securities and Exchange Commission on or around April 16, 2000.

                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2000                Renaissance Capital Partners, Ltd.
                                               (Registrant)

                                     By: Renaissance Capital Group, Inc.
                                         Managing General Partner

                                     By:           /S/
                                         ----------------------------
                                         Russell Cleveland, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated Signatures.

  Signatures         Capacity in Which Signed                   Date
  ----------         ------------------------                   ----

      /S/
-----------------
Russell Cleveland    Chairman, President & Director        March 31, 2000
                     of the Managing General Partner
                     of the Registrant (Principal
                     Executive Officer and Principal
                     Operating Officer)

      /S/
-----------------
Barbe Butschek       Senior Vice President, Secretary      March 31, 2000
                     and Treasurer and Chief
                     Financial Officer of the Managing
                     General Partner of the Registrant

      /S/
-----------------
Ernest C. Hill       Independent General Partner            March 31, 2000

      /S/
-----------------
Don M. Patterson     Independent General Partner            March 31, 2000

                    INDEX TO FINANCIAL STATEMENTS


                                                                Page

Independent Auditors' Report                               F-2 through F-3

Statements of Assets, Liabilities and
Partners' Equity, December 31, 1999 and 1998                     F-4

Statements of Investments-
December 31, 1999 and 1998                                 F-5 through F-6

Statements of Operations-Years ended
December 31, 1999, 1998, and 1997                                F-7

Statements of Partner's Equity-Years ended
December 31, 1999, 1998, and 1997                                F-8

Statements of Cash Flows-Years ended
December 31, 1999, 1998, and 1997                                F-9

Notes to Financial Statements                             F-10 through F-15

                       Independent Auditors' Report

To Partners
Renaissance Capital Partners, Ltd.

We have audited the accompanying statements of assets, liabilities and partners' equity of Renaissance Capital Partners, Ltd., (a Texas Limited Partnership) including the statements of investments, as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Renaissance Capital Partners, Ltd. as of December 31, 1998 and 1997, were audited by other auditors whose report dated February 12, 1999 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As disclosed in Note 6, the Managing General Partner has determined that the partnership should be dissolved by June, 2000. For this reason, it is not likely that the Partnership will continue as a going concern. Because of the illiquid nature of the partnership investments, this objective cannot be accomplished without a possible detrimental effect upon the value of the Partnership's investments. The Managing General Partner cannot predict what the outcome of this uncertainty may be. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        S/CHESHIER & FULLER, L.L.P.

                                        CHESHIER & FULLER, L.L.P.

Dallas, Texas
February 25, 2000
(Except for Note 7, as to which
 the date is March 27, 2000)

                      Independent Auditors' Report

The Partners
Renaissance Capital Partners, Ltd.:

We have audited the accompanying statement of assets, liabilities and partners' equity of Renaissance Capital Partners, Ltd. (a Texas Limited Partnership), including the statement of investments, as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included verification and confirmation of investments owned as of December 31, 1998, by examination of securities held in safekeeping for the Partnership. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Capital Partners, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                   KPMG  LLP

Dallas, Texas
February 12, 1999

                  RENAISSANCE CAPITAL PARTNERS, LTD.

      Statements of Assets, Liabilities and Partners' Equity

                      December 31, 1999 and 1998

                                                    1999            1998
                                                    ----            ----
        Assets

Cash and cash equivalents                        $  377,803       $  924,786
Accounts receivable-Perlmutter                      100,000              -0-
Investment in Sunrise Media LLC                         -0-        1,152,674
Investments at fair value, cost of $6,045,517
 in 1999 and $5,658,903 in 1998                   2,113,347        1,636,807
Interest receivable                                  18,835           28,093
Other assets                                         22,729            2,594
                                                 ----------       ----------
                                                 $2,632,714       $3,744,954
                                                 ==========       ==========
 Liabilities and Partners' Equity

Liabilities:
  Accounts payable                               $      380       $    9,201
  Accounts payable   affiliate                       42,147           49,473
                                                 ----------       ----------
    Total liabilities                                42,527           58,674
                                                 ----------       ----------
Partners' equity:
  Limited partners (128.36 units outstanding
   in 1999 and 128.36 in 1998)                    2,590,187        3,686,280
                                                 ----------       ----------
    Total partners' equity                        2,590,187        3,686,280
                                                 ----------       ----------
    Total liabilities and partners' equity       $2,632,714       $3,744,954
                                                 ==========       ==========

Limited partners' equity per limited
 partnership unit                                $   20,179       $   28,718
                                                 ==========       ==========

The accompanying notes are an integral part of these financial statements.

               RENAISSANCE CAPITAL PARTNERS, LTD.

                    Statements of Investments

                   December 31, 1999 and 1998

                                                         1999
                                          Principal
                                          Balance /
                                           Shares        Cost       Value
                                          ---------    ---------  -----------
Eligible Portfolio Investments (1):
 Notes Receivable -
  Danzer Corporation (formerly Global
   Environmental Corporation) - air
   pollution control equipment:
    13% note receivable due December
    31, 1999 (2)                             25,000    $   25,000  $   25,000

  Feminique, Inc. (formerly Biopharma-
   ceutics, Inc.) - pharmaceuticals:
    Convertible to 666,667 common shares-
     8% note-principal due June 1, 2000 (3) 100,000       100,000     100,000
                                                       ----------  ----------
                                                          125,000     125,000
 Common Stock, Preferred Stock and Options:
  Danzer Corporation (formerly Global
   Environmental Corporation) - air
   pollution control equipment:
    Common shares                        11,719,110     2,678,480   1,447,360

 Feminique, Inc.  (formerly Biopharma-
  ceutics, Inc.) - pharmaceuticals:
   Common shares                          2,611,111       245,083     152,356

 Lion's Gate Entertainment Corporation -
  independent film distributor:
   Common shares                             73,125       733,312     171,935

 Next Generation Media Corporation -
  cooperative direct mailing advertising:
   Series A convertible preferred shares    155,096       775,485         -0-
   Options                                  103,398           500         -0-
                                                       ----------  ----------
                                                        4,557,860   1,896,651
Other Portfolio Investments:(1)

 Feminique, Inc. (formerly Biopharma-
  ceutics, Inc.)-pharmaceuticals:
   Common shares                          2,736,063     1,488,657     216,696
                                                       ----------  ----------
                                                       $6,046,517  $2,113,347
    (1)  Valued at fair value as determined by the General Partners.
    (2)  Delinquent as of  February 25, 2000.
    (3)  Accrued interest delinquent as of December 31, 1999.
The accompanying notes are an integral part of these financial statements.

               RENAISSANCE CAPITAL PARTNERS, LTD.

                    Statements of Investments

                   December 31, 1999 and 1998

                                                        1998
                                         Principal
                                         Balance /
                                          Shares        Cost        Value
                                         ---------   ---------   ----------
Eligible Portfolio Investments: (1)
 Notes Receivable -
  Danzer Corporation (formerly Global
   Environmental Corporation) - air
   pollution control equipment:
    10% note receivable due
     September 30, 1998 (2)                150,000   $  150,000   $  150,000

 Common Stock, Preferred Stock and
  Options:
  Danzer Corporation (formerly Global
   Environmental Corporation) - air
   pollution control equipment:
    Common shares                       10,043,792    2,510,948      894,902

  Lion's Gate Entertainment Corpora-
   tion - independent film distributor:
    Common shares                           73,125      733,313      226,231

  Next Generation Media Corporation -
   cooperative direct mail advertising:
    Series A convertible preferred shares  155,096      775,485          -0-
    Options                                103,398          500          -0-
                                                     ----------   ----------
                                                      4,020,246    1,121,133
                                                     ----------   ----------
Other Portfolio Investments (1):

  Feminique, Inc.(formerly Biopharma-
   ceutics, Inc.)-pharmaceuticals:
    Common shares                        2,736,063    1,488,657      365,674
                                                     ----------   ----------
                                                     $5,658,903   $1,636,807

(1)  Valued at fair value as determined by the General Partners.
(2)  Note receivable delinquent as of December 31, 1998.
The accompanying notes are an integral part of these financial statements.

               RENAISSANCE CAPITAL PARTNERS, LTD.

                    Statements of Operations

          Years ended December 31, 1999, 1998 and 1997

                                            1999          1998         1997
                                            ----          ----         ----
Income:
  Interest                            $     6,857   $    12,698   $   183,416
  Dividends                                19,555        24,112        14,192
                                      -----------   -----------   -----------
                                           26,412        36,810       197,608
                                      -----------   -----------   -----------

Expenses:
  General and administrative               93,503       214,181       731,892
  Management fees                          65,252       112,738       228,363
                                      -----------   -----------   -----------
                                         (158,755)     (326,919)     (960,255)
                                      -----------   -----------   -----------

     Operating income (loss)             (132,343)     (290,109)     (762,647)
                                      -----------   -----------   -----------
Investment income (loss):
  Operating loss from investment in
   Sunrise Media LLC                     (168,601)     (113,434)     (383,085)
  Net unrealized appreciation
   (depreciation) on investments          496,561    (5,601,280)   (2,849,578)
  Net realized gain (loss) on
   investments                         (1,291,710)     (483,570)    2,018,100
                                      -----------   -----------   -----------
      Investment income (loss)           (963,750)   (6,198,284)   (1,214,563)
                                      -----------   -----------   -----------
      Net income (loss)               $(1,096,093)  $(6,488,393)  $(1,977,210)
                                      ===========   ===========   ===========

Limited Partners' share of net income
 (loss) of $(8,539.21), $(50,488.04),
 and $(14,975.61) per unit for 1999,
 1998 and 1997, respectively          $(1,096,093)  $(6,487,208)  $(1,929,757)

General Partners' share of  net
 income (loss)                                -0-        (1,185)      (47,453)
                                      -----------   -----------   -----------
       Net income (loss)              $(1,096,093)  $(6,488,393)  $(1,977,210)
                                      ===========   ===========   ===========

The accompanying notes are an integral part of these financial statements.

               RENAISSANCE CAPITAL PARTNERS, LTD.

                 Statements of Partners' Equity

          Years ended December 31, 1999, 1998 and 1997

                               General         Limited
                               Partner        Partners        Total
                               -------        --------        -----
Balance,
  December 31, 1996           $ 48,638       12,141,944     12,190,582

Net loss                       (47,453)      (1,929,757)    (1,977,210)
                              --------       ----------     ----------
Balance,
  December 31, 1997              1,185       10,212,187     10,213,372

Net loss                        (1,185)      (6,487,208)    (6,488,393)

Repurchase of units                  -          (38,699)       (38,699)
                              --------       ----------     ----------
Balance,
  December 31, 1998                  -        3,686,280      3,686,280

  Net loss                           -       (1,096,093)    (1,096,093)
                              --------       ----------     ----------
Balance,
  December 31, 1999           $      -       $2,590,187     $2,590,187
                              ========       ==========     ==========

The accompanying notes are an integral part of these financial statements.

               RENAISSANCE CAPITAL PARTNERS, LTD.

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998 and 1997

                                          1999          1998          1997
                                          ----          ----          ----
Cash flows from operating activities:
  Net income (loss)                   $(1,096,093)  $(6,488,393)  $(1,977,210)
  Adjustments to reconcile net income
   (loss) to net cash used in
   operating activities:
    Net unrealized (appreciation)
     depreciation on investments         (496,561)    5,601,280     2,849,578
    Loss from investment in Sunrise
     Media LLC                            168,601       113,434       383,085
    Net realized (gain) loss on
     investments                        1,291,710       483,570    (2,018,100)
    Decrease (increase) in interest
     receivable                             9,258         7,864      (143,297)
    Decrease (increase) in other
     assets                               (20,135)      102,880      (104,409)
    Increase (decrease) in accounts
     payable                               (8,821)       (2,671)      (39,755)
    Increase (decrease) in accounts
     payable - affiliate                  ( 7,326)      (11,360)     (773,238)
                                       ----------    ----------   -----------
       Net cash used in operating
        activities                       (159,367)     (193,396)   (1,823,346)
                                       ----------    ----------   -----------
Cash flows from investing activities:
  Contribution/advance to Sunrise
   Media LLC                                    -       (37,000)     (262,697)
  Proceeds from sale of investments             -       620,352     3,126,849
  Purchase/funding of investments        (387,616)      (79,000)     (445,000)
                                       ----------    ----------   -----------
       Net cash provided by (used in)
        investing activities             (387,616)      504,352     2,419,152
                                       ----------    ----------   -----------
Cash flows from financing activities
 Repurchase of limited partner units            -       (38,699)            -
                                       ----------    ----------   -----------
Net increase (decrease) in
  cash and cash equivalents              (546,983)      272,257       595,806
Cash and cash equivalents at the
  beginning of the year                   924,786       652,529        56,723
                                       ----------    ----------   -----------
Cash and cash equivalents at the end
  of the year                          $  377,803    $  924,786   $   652,529
                                       ==========    ==========   ===========

Noncash investing and financing transactions

During 1997, $144,465 of interest receivable was capitalized as investments in common stock.
During 1999, $17,532 of interest receivable was capitalized as investments in common stock.
During 1999, an investment was sold for a receivable of $100,000.
The accompanying notes are an integral part of these financial statements.

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Notes to Financial Statements

                 December 31, 1999, 1998 and 1997

Note 1-Organization and Business Purpose

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

    The Partnership is scheduled to terminate upon liquidation of all of its investments, but no later than June 14, 1999, subject to the right of the Managing General Partner with the concurrence of at least one of the two independent general partners (the "Independent General Partners") to extend the term as permitted in the Partnership Agreement. However, as of December 31, 1999, in accordance with the original terms of the partnership agreement, the Managing General Partner intends to begin winding down the Partnership to termination during 2000.

Note 2-  Summary of Significant Accounting Policies

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

    Net Income (Loss) per Limited Partnership Unit

    Net income (loss) per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the year (128.36 in 1999, 128.49 units 1998, and 128.86 units in 1997).

    Federal Income Taxes

    In accordance with Federal income tax regulations, no income taxes are levied on a partnership, but rather on the individual partners. Consequently, no Federal income taxes have been reflected in the accompanying financial statements.

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Notes to Financial Statements

                 December 31, 1999, 1998 and 1997

Note 2 -Summary of Significant Accounting Policies, continued

    Management Estimates

    Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial settlements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Note 3 - Transactions with Managing General Partner

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

      The Managing General Partner received a fee equal to one-half of one percent (0.5%) of the initial limited partnership contributions at the initial closing date of the Partnership and is entitled to receive quarterly fees thereafter equal to 0.5% of total assets, as defined in the Partnership Agreement. For the years ended December 31, 1999, 1998 and 1997, the Partnership incurred $65,236, $114,894, and $228,363, respectively, for such management fees.

      During 1999, 1998 and 1997, the Managing General Partner incurred approximately $19,491, $50,000, and $45,000, respectively, of administrative expenses on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

      Each of the two Independent General Partners receives a quarterly fee of $6,000 and reimbursement of expenses incurred on behalf of the Partnership. Such amounts are included in general and administrative expenses in the accompanying statements of operations.

Note 4 -Investments

    The Partnership invests in convertible debentures and other securities of companies that qualify as Eligible Portfolio Companies as defined in Section 2(a)(46) of the 1940 Act or in securities that otherwise qualify for investment as permitted in Section 55(a)(1) through (5) of the 1940 Act. Under the provisions of the 1940 Act, as a business development company, at least 70% of the Partnership's funds, as defined under the 1940 Act, must be invested in Eligible Portfolio Companies. Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity as of December 31, 1999 and 1998, at quoted market or fair value, as determined

                  RENAISSANCE CAPITAL PARTNERS, LTD.

                    Notes to Financial Statements

                   December 31, 1999, 1998 and 1997

Note 4 -Investments, continued

   in good faith by the Managing General Partner and approved by the Independent General Partners.

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

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Notes to Financial Statements

                 December 31, 1999, 1998 and 1997

Note 4 -Investments, continued

    The valuation methods, approved by the Independent General Partners, specifically include the following:

        Original cost
        Quoted market value
        The quoted market value of the underlying class of common stock that the convertible debt or preferred stock may be converted into, less estimated costs to sell and register the common stock
        Original cost less a valuation reserve for collectibility concerns.

    The investment in Feminique Corporation ("Feminique") is $369,052 for 5,347,174 shares of common stock as of December 31, 1999 and $365,657 for 2,736,063 shares of common stock as of December 31, 1998. The common stock has been valued by the General Partners at quoted market value less estimated costs to sell the common stock. During 1999, the Partnership acquired a $100,000 debt instrument which may be convertible into 666,667 common shares of Feminique.

    During 1996, the Partnership wrote off its entire investment in CEL Communications, Inc. ("CEL"). The Partnership foreclosed on assets of CEL valued initially at $1,750,000 which are included in the investment in Sunrise Media LLC (a conduit to hold the foreclosed assets of CEL) in the accompanying financial statements. In 1999, 1998, and 1997, the Partnership incurred operating losses of $168,601, $113,434, and $383,085, respectively, as a result of its investment in Sunrise Media LLC (Sunrise), which are included in the accompanying statements of operations. Included in net unrealized depreciation on investments in the accompanying statements of assets, liabilities and partner's equity as of December 31, 1998, is an additional $407,637 allowance on the Partnership's investment in Sunrise.
    In addition the Partnership's investment in Sunrise includes loans of $237,000 as of December 31, 1998. The loans were made under 7% notes due in April and July, 1999. The notes were never liquidated. On December 29, 1999, the Partnership sold its interest in Sunrise and the loans to Sunrise for $100,000 to Alvin H. Perlmutter, the President of Sunrise. The $100,000 was received $60,000 on January 12, 2000 and $40,000 on February 17, 2000.

    During 1997, the Partnership exchanged its convertible debenture in International Movie Group, Inc. ("IMG") for common stock of IMG. Such exchange resulted in the Partnership owning 398,875 shares of common stock in IMG which was being reorganized under federal bankruptcy rules. This exchange and corresponding basis change resulted in the Partnership realizing a loss of approximately $750,000 in 1997 on IMG. In 1998 IMG merged with Lion's Gate Entertainment Corporation ("Lion's Gate") resulting in the Partnership owning 73,125 common shares of Lion's Gate as of December 31, 1998 and December 31, 1999.

    During 1996, the Partnership wrote off its entire investment in Microlytics, Inc. During 1998, Microlytics, Inc. merged with SanTi Group, Inc. ("SanTi") and the Partnership converted its investment into 46,655 shares of common

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Notes to Financial Statements

                 December 31, 1999, 1998 and 1997

Note 4 -Investments, continued

    stock and 23,328 warrants to purchase shares of SanTi. Upon conversion, the Partnership sold its common stock and warrants realizing a gain of $583,188.

    During 1999, the Partnership converted its $150,000 note receivable and $17,532 of accompanying accrued interest due from Danzer Corporation ("Danzer") into 1,675,318 shares of Danzer common stock. During 1999, the Partnership also agreed to advance up to $57,966 to Danzer of which $25,000 had been advanced as of December 31, 1999. The note was due and in default as of December 31, 1999. Management believes that Danzer will be able to restructure its obligations and repay the Partnership's note receivable.

    The financial statements include investments valued at $2,113,347 (80% of total assets) and $2,789,481 (74% of total assets) as of December 31, 1999 and 1998, respectively, whose values have been estimated by the Managing General Partner and approved by the Independent General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

    As of December 31, 1999 and 1998, the net unrealized appreciation (depreciation) associated with investments held by the Partnership was $(3,933,170) and $(4,429,733) (including a $407,637 allowance on the
    Partnership's investment in Sunrise), respectively.

Note 5 -  Partners' Equity

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

    All items of net gain of the Partnership resulting from a Capital Transaction, defined in the Partnership Agreement as a sale or disposition of any portfolio investment, are allocated such that first the Limited Partners receive a cumulative simple annual return of 10% on their gross capital contributions and any remaining capital gains (net of capital losses and unrealized depreciation) are allocated 20% to the Managing General Partner and 80% to the Limited Partners. All items of net capital loss resulting from Capital Transactions are allocated 1% to the Managing General Partner and 99% to the Limited Partners. To the extent that allocation of net capital loss, both realized and unrealized, create a negative capital balance in either the Managing General Partner's or the Limited Partners' capital accounts, losses shall be allocated as described herein until such capital account is $0. The remaining loss is allocated to the capital account with a positive capital balance.

    Distributions to the Limited Partners are made at the discretion of the Managing General Partner, in accordance with the Partnership Agreement. As a result of decreasing cash resources in 1999, 1998 and 1997, the distributions to the limited partners were discontinued.

                RENAISSANCE CAPITAL PARTNERS, LTD.

                  Notes to Financial Statements

                 December 31, 1999, 1998 and 1997


Note 5 - Partner's Equity, continued

    During 1998, $38,699 was paid out to a limited partner in exchange for .50 units, which have been retired.

Note 6 - Liquidation

    Under the terms of the Agreement and Articles of Limited Partnership, the Partnership was to be terminated June 14, 1999, eight (8) years from the date of the final closing of the purchase of limited partnership interests, unless extended for up to three (3) additional one-year periods, if the Managing General Partner, with consent of at least one of the Independent General Partners, determines that such extension is in the best interest of the Partnership. For this reason, the Managing General Partner has determined that the Partnership should be dissolved by June, 2000. Because of the illiquid nature of the Partnership's investments, there are no assurances that this objective cannot be accomplished without a possible detrimental effect upon the value of the Partnership's investments. The Managing General Partner cannot predict what the outcome of this uncertainty may be. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Subsequent Event

    In January, 2000, the Partnership advanced an additional $37,000 to Feminique pursuant to an 8% convertible promissory note bearing the same terms and conditions as the $100,000 note executed during 1999.

    Effective February 18, 2000, Jonathan Rosen, the Company's President and CEO, resigned his management position. Mr. Rosen maintained his position as a member of the Company's Board of Directors. In March 2000, Mr. Cleveland resigned his positions as Interim President, Chairman and Director of the Company, and two additional Board Members, Mr. James Murphy and Mr. Barry Weisberg, resigned their Board positions as well.

    The impact to the Partnership of these management and board transitions at Feminique and the underlying activities causing these transitions have not been fully assessed by the Managing General Partner. The financial viability of Feminique could be affected and the Partnership's investment in Feminique could be adversely affected. The Managing General Partner is in the process of determining the extent of adverse consequences to the Partnership.