Form 10-Q
period 2000-03-31
RENAISSANCE CAPITAL PARTNERS LTD
filed 2000-05-24
CIK 855567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended March 31, 2000

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

                 Yes      X         No
                       ------     ------

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Assets, Liabilities and
                        Partners' Equity

    Assets                                 December 31, 1999   March 31, 2000
                                           -----------------   --------------
                                                                 (Unaudited)
Cash and cash equivalents                       $  377,803      $   392,774
Accounts receivable-sale of investment             100,000              -0-
Investments at fair value, cost of $6,045,517
 and $6,076,531 at December 31, 1999 and
 March 31, 2000 respectively                     2,113,347        2,455,650
Interest and fees receivable                        18,835           16,590
Other assets                                        22,729           20,666
                                                ----------       ----------
                                                $2,632,714       $2,885,680
                                                ==========       ==========
   Liabilities and Partners' Equity

Liabilities:
  Accounts payable                              $      380       $    1,083
  Accounts payable - affiliate                      42,147           20,297
                                                ----------       ----------
    Total liabilities                               42,527           21,380
                                                ----------       ----------
Partners' equity:
   Limited partners (128.36 units outstanding
     at) December 31, 1999; 128.36 units
     outstanding at March 31, 2000               2,590,187        2,864,300
                                                ----------       ----------
    Total partners' equity                       2,590,187        2,864,300
                                                ----------       ----------

Total liabilities and partners' equity          $2,632,714       $2,885,680
                                                ==========       ==========

Limited partners' equity per limited
  partnership unit                              $   20,179       $   22,315
                                                ==========       ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Operations

                                (Unaudited)

                                                  Three Months Ended March 31,
                                                        1999         2000
                                                     --------     --------
Income:

    Interest                                         $  7,430     $    768
    Dividends                                           4,769        2,940
    Other investment income                               -0-          -0-
                                                     --------     --------
      Total income                                     12,199        3,708
                                                     --------     --------
Expenses:
    General and administrative                         31,847       27,492
    Management fees                                    19,717       14,393
                                                     --------     --------
      Total expenses                                   51,564       41,885
                                                     --------     --------
      Investment loss net                             (39,365)     (38,177)

    Loss from investment in Sunrise Media LLC         (74,313)         -0-

    Net realized gain (loss) on investments               -0-          -0-


    Net unrealized gain (loss) on investments         351,147      312,290
                                                     --------     --------

    Net income (loss) resulting from operations      $237,469     $274,113
                                                     ========     ========

   Net income (loss) per limited partnership unit    $  1,850     $  2,136
                                                     ========     ========

   Weighted average limited partnership units          128.36       128.36
                                                     ========     ========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity

                                    General        Limited
                                    Partner       Partners         Total
                                    -------       --------         -----
Balance, December 31, 1999           $ -0-       $2,590,187      $2,590,187

Net income (unaudited)                 -0-          274,113         274,113
                                     -----       ----------      ----------
Balance, March 31, 2000-(unaudited)  $ -0-       $2,864,300      $2,864,300
                                     =====       ==========      ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                                                 Three Months Ended March 31,
                                                      1999          2000
                                                     ------        ------
Cash flows from operating activities:
   Net income (loss)                               $ 237,469     $ 274,113

   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
       Loss from Sunrise Media LLC                    74,313           -0-
       Unrealized (gain) loss on investments        (351,147)     (312,290)
       (Increase) decrease in:
         Accounts receivable                          (7,666)       102,245
         Other assets                                    955          2,063
       Increase (decrease) in:
         Accounts payable                            (35,080)       (21,147)
                                                   ---------      ---------
       Net cash flows from operating activities      (81,156)        44,984
                                                   ---------      ---------
Cash flows from investing activities:
   Purchase of investments                          (200,000)       (37,000)
   Principal payment-note receivable                     -0-          6,987
                                                   ---------      ---------
       Net cash used by investing activities        (200,000)       (30,013)
                                                   ---------      ---------
Cash flows from financing activities:
   Liquidation of partners interests                     -0-            -0-
                                                   ---------      ---------
Net increase (decrease) in cash                     (281,156)        14,971

Cash and cash equivalents at beginning of period     924,786        377,803
                                                   ---------      ---------
Cash and cash equivalents at end of period         $ 643,630      $ 392,774
                                                   =========      =========

See accompanying notes to financial statements.
                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                           March 31, 2000

1. Organization and Business Purpose

   Renaissance Capital Partners, Ltd. (the "Partnership"), a Texas limited partnership, was formed on July 31, 1989. The Partnership seeks to achieve current income and long-term capital appreciation by making investments primarily in private placement convertible debt securities of smaller public companies. The Partnership has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.
   The Partnership will terminate upon liquidation of all its investments, but no later than June 30, 2000, subject to the right of the Independent General Partners to extend the term for one additional one-year period if they determine that such extension is in the best interest of the Partnership. The Independent General Partners have already elected to exercise two of three extension periods available to them. The Partnership has begun liquidating investments. Because of the illiquid nature of the Partnership's investments, there are no assurances that this objective can be accomplished without a possible detrimental effect upon the value of the Partnership's investments. The Managing General Partner cannot predict what the outcome of this uncertainty may be. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the Partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. Interest accrued for the current quarter was $767.54, and was accrued on the Danzer Corp. debt obligation only. No interest was accrued on the Feminique Corporation debt obligation of $137,000 due to the financial difficulties being experienced at the Company. At March 31, 2000, two companies had debt obligations to the Partnership: Feminique Corp. owed $137,000 pursuant to two 8% Promissory Notes, and Danzer Corporation owed $18,013 pursuant to a 10% Promissory Note. The Partnership is no longer accruing any interest income on the Feminique debt due to the financial difficulties being experienced by the Company, and does not expect to receive any interest income on this debt going forward. The Danzer Note was amended pursuant to letter agreements dated March 16, 2000 and March 30, 2000, so that the principal and interest will be paid in four installments of $5,000 each at March 16, March 24, March 31, and April 14 of this year, with a final installment for all remaining principal and interest due April 21, 2000. At the time of the filing of this 10-Q Statement, the Partnership had been repaid all of its principal on this Note.

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

                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                           March 31, 2000

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

    Generally, securities will be valued at their face value. However, if the position is impaired, an appropriate valuation reserve will be established or the investment discounted to estimated realizable value. Conversely, if the underlying stock has appreciated in value and the conversion feature justifies a premium value, such premium will of necessity be recognized.

    The Managing General Partner, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

    The financial statements include investments valued at $2,113,347 (80% of total assets) and $2,455,650 (85% of total assets) as of December 31, 1999 and March 31, 2000, respectively, which values have been estimated by the Investment Advisor in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

                RENAISSANCE CAPITAL PARTNERS, LTD.
            Notes to Financial Statements (Continued)
                          March 31, 2000

                                                    CONVERSION
                                                        or
                                           COST     FACE VALUE   FAIR VALUE
Feminique Corporation
Debentures                             $  137,000   $  105,033   $  102,750
Common Stock                            1,733,740      614,925       61,493

Danzer Corporation
Note                                       18,013       18,013       18,013
Common Stock                            2,678,480    2,197,333    2,015,491

Lion's Gate Entertainment Corp.
Common Stock                              733,313      260,508      257,903

Next Generation Media Corp.
Preferred Stock                           775,485      775,485          -0-
Warrants                                      500          500          -0-
                                       ----------   ----------   ----------
Total                                  $6,076,531   $3,971,797   $2,455,650
                                       ==========   ==========   ==========

The fair value of debt securities convertible into common stock is the sum of
(a) the value of such securities without regard to the conversion feature, and
(b) the value, if any, of the conversion feature. The fair value of debt securities without regard to conversion features is determined on the basis of the terms of the debt security, the interest yield and the financial condition of the issuer. The fair value of the conversion features of a security, if any, are based on fair values as of this date less an allowance, as appropriate, for costs of registration, if any, and selling expenses. Publicly traded securities, or securities that are convertible into publicly traded securities are valued at the last sale price, or at the average closing bid and asked price, as of the valuation date. While these valuations are believed to represent fair value, these values do not necessarily reflect amounts which may be ultimately realized upon disposition of such securities.

                 RENAISSANCE CAPITAL PARTNERS, LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

(1)  Material Changes in Financial Condition

     The following portfolio transactions are noted for the quarter ended March 31, 2000 (portfolio companies are herein referred to as the "Company"):

     Feminique Corp. (FEMQ) In January 2000, the Partnership advanced an additional $37,000 to the Company pursuant to an 8% Convertible Promissory Note bearing the same terms and conditions as the $100,000 Note executed in the third quarter of 1999. The Notes come due June 1, 2000, are convertible into shares of the Company's common stock at a rate of $0.15 per share, contain anti-dilution provisions which are contained in our standard Convertible Debenture Agreements, and also give the Partnership demand and piggyback registration rights. In addition, the Notes are secured by the common stock of the parent's single operating subsidiary, Quality Health Products, Inc.

     Effective February 18, 2000, Jonathan Rosen, the Company's President and CEO, resigned his management position. Mr. Rosen maintained his position as a member of the Company's Board of Directors. In March 2000, Russell Cleveland, Chairman, President, and Director of the Managing General Partner, resigned his position as Chairman and Director of the Company and two additional Board members, Mr. James Murphy and Mr. Barry Weisberg, resigned their Board positions as well.

     The Company is having severe financial and operational difficulties. Accordingly, the Managing General Partner has placed reserves on all of the Partnership's investments in the Company. We are continuing to monitor the situation and will reassess the valuation as events warrant.

     Danzer Corporation (aka Global Environmental Corp.) (DNZR) In the first quarter of 2000, the Company successfully completed a refinance of its working capital facility and real estate term note. In order to facilitate this closing, the Partnership executed a Limited Waiver of its default remedy through February 29, 2000. Effective March 2000, the Company and the Partnership agreed, by way of two letter agreements, to restructure the timing of repayment obligations owed pursuant to the Note. This restructuring now provides that the Company is to pay principal and interest in four installments of $5,000 each at March 16, March 24, March 31, and April 14 of this year, with a final installment for all remaining principal and interest due April 21, 2000.
At March 31, 2000, the Company was in compliance with this amended repayment schedule and the note's principal balance had been reduced to $18,013.

     Next Generation Media Corporation (NGMC) Subsequent to March 31, 2000, the Partnership, pursuant to a transaction between Next Generation Media Corporation and the BigHub.com, a Company trading on the Over-The-Counter Bulletin Board under the symbol "BHUB," sold its entire investment in the Company to BigHub.com in exchange for 161,218 shares of BHUB common stock. The stock is not registered and is restricted from transfer pursuant to Rule 144 of the Securities Act of 1933. BigHub.com is a network of affiliate Internet sites designed to leverage the traffic and capabilities of the iSleuth meta-search engine, and also has a private label business in which it is an application service provider enabling retail operations to build an Internet presence for selling products and services. At March 31, 2000, the Company had a market capitalization approaching $50 million, and its common stock ended trading on that day at $3.00 per share.

(2)  Material Changes in Operations

     During the quarter ended March 31, 2000, the Partnership experienced a net gain of $274,113. This gain resulted from a net investment loss of $38,177, and an unrealized gain on investments of $312,290 resulting primarily from an increase in the price of the common stock of Danzer, and also from a common stock price increase in the shares of Lion's Gate Entertainment. These increases overcame unrealized losses sustained as a result of trading reserves on the Partnership's investments in Feminique Corp. Interest income has decreased $6,662 for the three months ended March 31, 2000 when compared to the same period last year due to a decrease in the number of interest bearing instruments held by the Partnership together with the forbearance of interest income accruals on the Feminique debt obligations. General and administrative expenses decreased to $27,492 for the three month period ended March 31, 2000, primarily because of a decrease in legal fees and travel expenses. LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 2000, the Partnership made a $37,000 follow-on investment in Feminique Corp. by purchasing an 8% Promissory Note bearing the same terms and conditions as the $100,000 Promissory Note made in the fourth quarter of 1999, and had $6,987 paid to it on the principal balance of the Danzer Note.

     No cash distributions were made to Limited Partners in the first quarter and cash provided by operating activities amounted to $44,984, primarily due to net income of $274,113 being booked for the quarter.

     In the past, the Partnership's portfolio investments generally had an initial fixed term of seven years with payments of interest only for an initial term of three to five years. Currently, because the Partnership's portfolio investments are being wound down, no new investments are being made and new loan obligations to previously existing portfolio companies are taking on new terms. Typically, the note obligations securing follow-on advances to portfolio investments do not bind the Partnership for as long a period, nor do they bear the same beneficial amortization schedule as did the initial portfolio investments. At March 31, 2000, the Partnership had outstanding debt obligations from two portfolio companies: the $137,000 in Secured Notes from Feminique Corporation and the $18,013 Note from Danzer Corp. At March 31, 2000, Feminique was in arrears on interest payments of $4,193, and also was overdue on repayment of expenses owed to the Partnership in the amount of $15,218. Danzer Corporation was not in default on its note obligation to the Partnership, as the Partnership and Danzer, by way of two letter agreements dated March 16, 2000 and March 30, 2000, agreed to a revised repayment schedule with which Danzer was compliant at the quarter end. Although the Danzer note will be repaid with interest, Feminique is having severe financial and operational difficulties. As a result, we are no longer accruing interest income on the Feminique debt positions as payment of that interest is in serious doubt, and we have placed reserves on all of our investment positions in the Company.

     The Partnership has debt as a possible source of available capital. However, because the registrant does not presently intend to make leveraged investments and is winding down the Partnership, the Partnership does not anticipate taking on any debt obligations. Therefore, a lack of liquidity will generally only affect the ability for the Partnership to make follow-on investments and distributions to the Partners.

     The Partnership's ability to improve liquidity and make distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of any capital gains from selling equity and/or debt.

      Because of the decrease in income and the additional follow-on investments in portfolio companies, the Partnership's liquidity has been substantially impaired. Accordingly, the Partnership has curtailed its distributions. Until such time as liquidity is improved from either the sale of investments or loan repayments, it is anticipated that cash distributions to Limited Partners will remain curtailed.

YEAR 2000

     Many computer software systems in use today cannot process date-related information from and after January 1, 2000. The Partnership's Managing General Partner has taken steps to review and modify their computer systems as necessary and are prepared for the Year 2000. In addition, the Partnership has inquired of its major service providers as well as its portfolio companies to determine if they are in the process of reviewing their systems with the same goals. The majority of all providers and portfolio companies have represented that they are either taking the necessary steps to be prepared or are currently prepared for the Year 2000. Should any of the computer systems employed by the major service providers, or companies in which the Partnership has an investment, fail to process this type of information properly, that could have a negative impact on the Partnership's operations and the services provided to the Limited Partners. It is anticipated that the Partnership will incur no material expenses related to the Year 2000 issues. Moreover, at the time of this filing, the Partnership had not experienced any Year 2000 difficulties with its systems.
                 RENAISSANCE CAPITAL PARTNERS, LTD.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RENAISSANCE CAPITAL PARTNERS, LTD.

                                By  RENAISSANCE CAPITAL GROUP, INC.
                                    Managing General Partner

May 24, 2000                    By                /S/
                                  -------------------------------------------
                                         Russell Cleveland, President

May 24, 2000                    By                /S/
                                  -------------------------------------------
                                    Barbe Butschek, Chief Financial Officer