Form 10-Q
period 2000-06-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 2000-08-15
CIK 855567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended June 30, 2000

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

                 Yes      X         No
                       ______            ______

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Assets, Liabilities and
                        Partners' Equity

    Assets                                 December 31, 1999    June 30, 2000
                                           -----------------    -------------
                                                                 (Unaudited)
Cash and cash equivalents                      $  377,803         $  590,069
Accounts receivable - Perlmutter                  100,000                -0-
Investments at fair value, cost of $6,045,517
 and $5,325,205 at December 31, 1999 and
 June 30, 2000 respectively                      2,113,347         1,157,707
Interest and fees receivable                        18,835            18,549
Other assets                                        22,729            18,603
                                                ----------        ----------
                                                $2,632,714        $1,784,928
                                                ==========        ==========
   Liabilities and Partners' Equity

Accounts payable                                $      380        $      -0-
Accounts payable - affiliate                        42,147            37,725
                                                ----------        ----------
    Total liabilities                               42,527            37,725
                                                ----------        ----------
Partners' equity:
  General partner                                      -0-               -0-
  Limited partners: 128.36 units outstanding     2,590,187         1,747,203
                                                ----------        ----------
    Total partners' equity                       2,590,187         1,747,203
                                                ----------        ----------
                                                $2,632,714        $1,784,928
                                                ==========        ==========
Limited partners' equity per limited
  partnership unit                              $   20,179        $   13,612
                                                ==========        ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Operations

                                (Unaudited)

                        Three Months Ended June  30, Six Months Ended June 30,
                            1999        2000            1999          2000
                         ---------   ---------       ----------   ----------
Income:

 Interest                $   4,538   $      336       $   11,968   $    1,104
 Dividends                   4,905        3,144            9,674        6,084
 Other investment
  income                       -0-          -0-              -0-          -0-
                         ---------   ----------       ----------   ----------
   Total income              9,443        3,480           21,642        7,188
                         ---------   ----------       ----------   ----------
Expenses:
 General and
  administrative            27,752       33,592           59,599       61,084
 Management fees            17,146        8,780           36,863       23,173
                         ---------   ----------       ----------   ----------
   Total expenses           44,898       42,372           96,462       84,257
                         ---------   ----------       ----------   ----------
   Investment loss net     (35,455)     (38,892)         (74,820)     (77,069)

   Loss from investment
    in Sunrise Media LLC   (40,623)         -0-         (114,936)         -0-

   Net realized gain
    (loss) on invest-
    ments                      -0-     (531,587)             -0-     (531,587)

   Net unrealized gain
    (loss) on invest-
    ments                 (435,551)    (546,618)         (84,404)    (234,328)
                         ---------   ----------        ---------    ---------
   Net income (loss)
    resulting from
    operations           $(511,629) $(1,117,097)       $(274,160)   $(842,984)
                         =========  ===========        =========    =========

   Net income (loss) per
    limited partnership
    unit                 $  (3,986) $    (8,703)       $  (2,136)   $  (6,567)
                         =========  ===========        =========    =========

   Weighted average
    limited partnership
    units                   128.36       128.36           128.36       128.36
                         =========  ===========        =========    =========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity

                                       General      Limited
                                       Partner     Partners       Total
                                       -------     --------       -----
Balance, December 31, 1999             $   -0-    $2,590,187    $2,590,187

Net income (unaudited)                     -0-      (842,984)     (842,984)
                                       -------    ----------    ----------
Balance, June 30, 2000 (unaudited)     $   -0-    $1,747,203    $1,747,203
                                       =======    ==========    ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                        Three Months Ended June 30,  Six Months Ended June 30,
                             1999         2000          1999          2000
                             ----         ----          ----          ----
Cash flows from
 operating activities:
  Net income (loss)       $(511,629)  $(1,117,097)   $(274,160)    $(842,984)

   Adjustments to
    reconcile net in-
    come (loss) to net
    cash used in operat-
    ing activities:
     Loss from Sunrise
      Media LLC              40,623           -0-      114,936           -0-
     Unrealized (gain)
      loss on investments   435,551       546,618       84,404       234,328
     Realized loss on
      investments               -0-       531,587          -0-       531,587
     (Increase) decrease
      in:
       Accounts receivable   12,994        (1,959)       5,327       100,286
       Other assets           1,223          2,063       2,178         4,126
     Increase (decrease)
      in:
       Accounts payable       4,417         16,345     (30,662)       (4,802)
                          ---------    -----------   ---------     ---------
     Net cash flows from
      operating activ-
      ities                 (16,821)       (22,443)    (97,977)       22,541
                          ---------    -----------   ---------     ---------
Cash flows from investing
 activities:
  Purchase of investments   (42,532)           -0-    (242,532)      (37,000)
  Proceeds from sale of
   securities                   -0-        219,738         -0-       226,725
                          ---------    -----------   ---------     ---------
     Net cash used by
      investing activ-
      ities                 (42,532)       219,738    (242,532)      189,725
                          ---------    -----------   ---------     ---------
Cash flows from financing
 activities:
  Liquidation of partners
   interests                    -0-            -0-         -0-           -0-
                          ---------    -----------   ---------     ---------
Net increase (decrease)
 in cash                    (59,353)       197,295    (340,509)      212,266

Cash and cash equivalents
 at beginning of period     643,630        392,774     924,786       377,803
                          ---------    -----------   ---------     ---------
Cash and cash equivalents
 at end of period         $ 584,277    $   590,069   $ 584,277      $590,069
                          =========    ===========   =========      ========

See accompanying notes to financial statements.
                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                            June 30, 2000

1. Organization and Business Purpose

   Pursuant to the Partnership Agreement (the "Agreement"), the term of the Partnership expired June 30, 2000. The Managing General Partner ("MGP") is now winding up the affairs of the Partnership pursuant to Article 9 of the Agreement, and the MGP will no longer accrue management fees during the wind-up period.

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

   C. Valuation of Investments - The valuation of investments in debt instruments which are convertible into unregistered securities is based upon the bid price of the underlying securities obtained through normal market systems less a discount for selling and registration costs. For those investments not having an established market, the valuation is at the Partnership's costs for the first six months after closing and will be redetermined by the General Partners subsequent to that time period. The only debt instruments of a portfolio company held by the Partnership are the Notes of Feminique Corp. Due to that Company's financial difficulties, the Partnership's investment in these Notes has been reserved to its estimated value.

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the Partnership on a quarterly basis. When it is determined that the interest accrued will not be collected, the income for that quarter is reduced to reflect the net interest earned during the period. No interest was accrued for the current quarter because the only debt obligations held by the Partnership are the Feminique Corporation Notes which have been reserved. The Partnership is no longer accruing any interest income on the Feminique debt due to the financial difficulties being experienced by the Company, and does not expect to receive any interest income on this debt going forward. Danzer Corporation repaid all of its principal and interest obligations to the Partnership in the quarter ending June 30, 2000.

   F. Financial Instruments - In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The valuation of common stock positions is based on the public market for those securities less appropriate reserves for selling restricted securities.

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

                 RENAISSANCE CAPITAL PARTNERS, LTD.
              Notes to Financial Statements (Continued)
                            June 30, 2000

4. Partnership Agreement

   Pursuant to the terms of the Agreement, all items of income, gain, loss and deduction of the Partnership, other than any Capital Transaction, as defined, will be allocated 1% to Renaissance and 99% to the Limited Partners. All items of gain of the Partnership resulting from a Capital Transaction shall be allocated such that the Limited Partners receive a cumulative simple annual return of 10% on their capital contributions and any remaining gains shall be allocated 20% to Renaissance and 80% to the Limited Partners. All items of loss resulting from Capital Transactions shall be allocated 1% to Renaissance and 99% to the Limited Partners. To the extent that allocation of losses create a negative capital balance in either the Managing General Partner's or the Limited Partners' capital accounts, losses shall be allocated as described herein until such capital account is $0. The remaining loss is allocated to the capital account with a positive capital balance.

5. Investments

   Investments of the Partnership are carried in the statements of assets, liabilities and partners' equity at quoted market or fair value, as determined in good faith by the MGP and approved by the Independent General Partners.

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

   The MGP, subject to the approval and supervision of the Independent General Partners, will be responsible for determining fair value.

   The financial statements include investments valued at $2,113,347 (80% of total assets) and $1,157,707 (65% of total assets) as of December 31, 1999 and June 30, 2000, respectively. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that might ultimately be realized in the liquidation and wind-up process, and the differences could be material.
                RENAISSANCE CAPITAL PARTNERS, LTD.
            Notes to Financial Statements (Continued)
                          June 30, 2000

                                                    CONVERSION
                                                        OR
                                           COST     FACE VALUE   FAIR VALUE
Feminique Corporation
Convertible Promissory Notes           $  137,000   $  137,000   $   36,533
Common Stock                            1,733,740      213,887       10,694

Danzer Corporation
Common Stock                            2,678,480    1,171,911    1,051,596

BigHub.com
Common Stock                              775,985      115,833       58,883
                                       ----------   ----------   ----------
Total:                                 $5,325,205   $1,638,631   $1,157,707
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

GENERAL

(1)  Material Changes in Financial Condition

     The following portfolio transactions are noted for the quarter ended June 30, 2000 (portfolio companies are herein referred to as the "Company"):

     Danzer Corporation (DNZR) In the second quarter, the Company completely repaid all of its obligations pursuant to its $25,000 Promissory Note with the Partnership. The principal balance remaining at the beginning of the second quarter was $18,013, which was fully repaid with interest in the second quarter.

     Lion's Gate Entertainment Corp. (LGF) In the quarter ended June 30, 2000, the Partnership sold its entire position in Lion's Gate on the open market. In total, the Partnership sold 73,125 shares during the quarter, realizing proceeds of $201,983.75, representing a loss of $531,328.67 to the Partnership.

     BigHub.com (BHUB) Effective May 1, 2000, BigHub.com completed its transaction to obtain 51% of Next Generation Media Corp. with BigHub.com common stock. As part of the exchange transaction, the Partnership received 161,218 shares of BigHub.com common stock. The stock bears a legend and is restricted by Rule 144 of the Securities Act of 1933.

(2) Material Changes in Operations

     During the quarter ended June 30, 2000, the Partnership experienced a net loss of $1,117,097. This loss resulted from a net investment loss of $531,587 on the sale of Lion's Gate common stock, and an unrealized loss on investments of $546,618, resulting primarily from a decrease in the fair value of the Partnership's investments in the common stock of Danzer Corp. Interest income has decreased $4,202 for the three months ended June 30, 2000 when compared to the same period last year due to a decrease in the number of interest bearing instruments held by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

     No cash distributions were made to Limited Partners in the second quarter and cash provided by operating activities amounted to $(22,443), primarily due to the net loss of $1,117,097 being booked for the quarter.

     At June 30, 2000, the Partnership had $590,069 in cash. Effective July 28, 2000, $500,000 was distributed to the Limited Partners. The Partnership's ability to make future distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of any capital gains from selling its three remaining positions in Feminique Corp., Danzer Corp. and BigHub.com.

     Because the Partnership's portfolio investments are being wound down and the Partnership is being liquidated, no new or follow-on investments will be made. Moreover, cash will only be generated when investment positions are sold. The MGP does not expect any interest income in the future.

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

                               RENAISSANCE CAPITAL PARTNERS, LTD.

                               By  RENAISSANCE CAPITAL GROUP, INC.
                                      Managing General Partner

August 14, 2000                By____________________________________________
                                         Russell Cleveland, President

August 14, 2000                By____________________________________________
                                    Barbe Butschek, Chief Financial Officer