Form 10-Q
period 2000-09-30
RENAISSANCE CAPITAL PARTNERS LTD
filed 2000-11-14
CIK 855567

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For quarterly period ended September 30, 2000

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

                 Yes      X         No
                       ______            ______

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                RENAISSANCE CAPITAL PARTNERS, LTD.

              Statements of Assets, Liabilities and
                        Partners' Equity

    Assets                             December 31, 1999   September 30, 2000
                                       -----------------   ------------------
                                                               (Unaudited)
Cash and cash equivalents                  $  377,803           $  78,458
Accounts receivable - Perlmutter              100,000                 -0-
Investments at fair value, cost of
 $6,045,517 and $3,454,465 at
 December 31, 1999 and September 30,
 2000 respectively                          2,113,347             721,117
Interest and fees receivable                   18,835                 -0-
Other assets                                   22,729              14,518
                                            ----------           --------
                                           $2,632,714            $814,093
                                           ==========            ========
   Liabilities and Partners' Equity

Accounts payable                           $      380            $    675
Accounts payable -affiliate                    42,147              40,157
                                           ----------            --------
    Total liabilities                          42,527              40,832
                                           ----------            --------
Partners' equity:
  General partner                                 -0-                 -0-
  Limited partners: 128.36 units
   outstanding                              2,590,187             773,261
                                           ----------            --------
    Total partners' equity                  2,590,187             773,261
                                           ----------            --------
                                           $2,632,714            $814,093
                                           ==========            ========
Limited partners' equity per limited
 partnership unit                          $   20,179            $  6,024
                                           ==========            ========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statements of Operations

                                (Unaudited)

                              Three Months                 Nine Months
                           Ended September 30,         Ended September 30,
                            1999          2000          1999         2000
                            ----          ----          ----         ----
Income:

 Interest                $  (7,924)  $    (1,337)   $    4,044   $     (233)
 Dividends                   5,136           923        14,810        7,007
 Other invest-
  ment income                  -0-           -0-           -0-          -0-
                         ---------   -----------    ----------   ----------
  Total income              (2,788)         (414)       18,854        6,774
                         ---------   -----------    ----------   ----------
Expenses:
 General and
  administrative            18,179        36,938        77,778       98,022
 Management fees            15,373           -0-        52,236       23,173
                         ---------   -----------    ----------   ----------
  Total expenses            33,552        36,938       130,014      121,195
                         ---------   -----------    ----------   ----------
  Investment loss net      (36,340)      (37,352)     (111,160)    (114,421)

  Loss from investment
   in Sunrise Media LLC      3,664           -0-      (111,272)         -0-

  Net realized gain
   (loss) on investments       -0-    (1,870,740)          -0-   (2,402,327)

  Net unrealized gain
   (loss) on invest-
   ments                  (320,312)    1,434,150      (404,716)   1,199,822
                         ---------   -----------    ----------  -----------
  Net income (loss)
   resulting from
   operations            $(352,988)   $ (473,942)    $(627,148) $(1,316,926)
                         =========    ==========     =========  ===========

  Net income (loss)
   per limited
   partnership unit      $  (2,750)   $   (3,692)    $  (4,886) $   (10,260)
                         =========    ==========     =========  ===========

  Weighted average
   limited partnership
   units                    128.36        128.36        128.36       128.36
                            ======        ======        ======       ======

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                       Statement of Partners' Equity

                                         General     Limited
                                         Partner    Partners       Total
                                         -------    --------       -----
Balance, December 31, 1999                $ -0-    $2,590,187    $2,590,187

Net income (unaudited)                      -0-    (1,316,926)   (1,316,926)

Return of partners' capital                 -0-      (500,000)     (500,000)
                                          -----    ----------    ----------
Balance, September 30, 2000 (unaudited)   $ -0-    $  773,261    $  773,261
                                          =====    ==========    ==========

See accompanying notes to financial statements.
                     RENAISSANCE CAPITAL PARTNERS, LTD.

                          Statement of Cash Flows

                                (Unaudited)

                                   Three Months            Nine Months
                                 Ended September 30,    Ended September 30,
                                  1999        2000       1999         2000
                                  ----        ----       ----         ----
Cash flows from operating
 activities:
  Net income (loss)            $(352,988)  $(473,942)  $(627,148)  $(1,316,926)

  Adjustments to reconcile
   net income (loss) to net
   cash used in operating
   activities:
    Loss from Sunrise Media
     LLC                          (3,664)        -0-     111,272           -0-
    Unrealized (gain) loss on
     investments                 320,312  (1,434,150)    404,716    (1,199,822)
    Realized loss on invest-
     ments                           -0-   1,870,740         -0-     2,402,327
    (Increase) decrease in:
      Accounts receivable          8,161      18,549      13,488       118,835
      Other assets               (22,309)      4,085     (20,131)        8,211
    Increase (decrease) in:
       Accounts payable              823       3,107     (29,839)       (1,695)
                               ---------   ---------   ---------   -----------
    Net cash flows from
     operating activities        (49,665)    (11,611)   (147,642)       10,930
                               ---------   ---------   ---------   -----------
Cash flows from investing
 activities:
  Purchase of investments       (100,000)        -0-    (342,532)      (37,000)
  Proceeds from sale of
   securities                        -0-         -0-         -0-       226,725
                               ---------   ---------   ---------   -----------
    Net cash used by
     investing activities       (100,000)        -0-    (342,532)      189,725
                               ---------   ---------   ---------   -----------
Cash flows from financing
 activities:
  Return of partners capital         -0-    (500,000)        -0-      (500,000)
                               ---------   ---------   ---------   -----------
Net increase (decrease) in
 cash                           (149,665)   (511,611)   (490,174)     (299,345)

Cash and cash equivalents at
 beginning of period             584,277     590,069     924,786       377,803
                               ---------   ---------   ---------   -----------
Cash and cash equivalents at
 end of period                 $ 434,612   $  78,458   $ 434,612   $    78,458
                               =========   =========   =========   ===========

See accompanying notes to financial statements.
                 RENAISSANCE CAPITAL PARTNERS, LTD.
                    Notes to Financial Statements
                         September 30, 2000

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

   E. Interest Income - Interest income is accrued on all debt securities owned by the Partnership on a quarterly basis. The Partnership has written off its investment in the Convertible Promissory Notes of Feminique. Accordingly, there was no interest accrued in the third quarter nor will there be any interest income in the future.

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

                 RENAISSANCE CAPITAL PARTNERS, LTD.
              Notes to Financial Statements (Continued)
                         September 30, 2000

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

   The financial statements include investments valued at $2,113,347 (80% of total assets) and $721,117 (89% of total assets) as of December 31, 1999 and September 30, 2000, respectively. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that might ultimately be realized in the liquidation and wind-up process, and the differences could be material.
                RENAISSANCE CAPITAL PARTNERS, LTD.
            Notes to Financial Statements (Continued)
                        September 30, 2000

                                                    CONVERSION
                                                        or
                                           COST     FACE VALUE   FAIR VALUE
Danzer Corporation                      $2,678,480    $820,337     $721,117
Common Stock

BigHub.com
Common Stock                               775,985      15,122          -0-
                                        ----------    --------     --------
Total:                                  $3,454,465    $835,459     $721,117
                                        ==========    ========     ========

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

GENERAL

(1) Material Changes in Financial Condition

    The following portfolio transactions are noted for the quarter ended September 30, 2000 (portfolio companies are herein referred to as the "Company"):

    Danzer Corporation  (DNZR)   Subsequent to September 30, 2000, the Company
announced that it had received a proposal from Canron Corporation to enter into an agreement pursuant to which Danzer would acquire all of the issued and outstanding equity securities of Canron in exchange for convertible preferred stock of Danzer representing not less than 91% of the issued and outstanding equity interests of the Company on a fully diluted and as converted basis. Canron, headquartered in Oak Brook, Illinois, is a leading steel fabrication and erection company with approximately $220,000,000 in gross revenues. At this time, the deal is expected to close sometime in the fourth quarter of 2000. However, no definitive documentation has yet to be agreed upon.

(2) Material Changes in Operations

    During the quarter ended September 30, 2000, the Partnership experienced a net loss of $473,942. This loss resulted from a net investment loss of $37,352, an unrealized gain on investments of $1,434,150, and a net realized loss on investments of 1,870,740, resulting from a writeoff of the Partnership's investment in Feminique Corp. The unrealized gain of $1,434,150 primarily resulted from realizing a previously reserved loss in Feminique. Holdings remaining in the portfolio had an unrealized loss of $389,362 for the quarter ended September 30, 2000. Due to the writeoff of the Feminique investments, no interest income will be accrued in the future as the Partnership no longer holds any debt securities.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Partnership had $78,458 in cash. On July 28, 2000, $500,000 was distributed to the Limited Partners. The Partnership's ability to make future distributions will depend upon the Partnership's success in realizing a return of investment cost and the realization of any capital gains from selling its remaining positions in Danzer Corp. and BigHub.com.

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

                               RENAISSANCE CAPITAL PARTNERS, LTD.

                               By  RENAISSANCE CAPITAL GROUP, INC.
                                      Managing General Partner


November 15, 2000              By            /S/
                                 -------------------------------------------
                                   Russell Cleveland, President
November 15, 2000              By            /S/
                                 -------------------------------------------
                                   Barbe Butschek, Chief Financial Officer